Form 10-Q
period 2009-05-31
Equinox International, Inc.
filed 2009-07-08
CIK 1455380

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the quarterly period ended May 31, 2009

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 333-158560

EQUINOX INTERNATIONAL, INC. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	80-0324801 (I.R.S. Employer Identification No.)

3300 S. Decatur, #10542 Las Vegas, NV 89102 (Address of principal executive offices)

(267) 295-7814 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 8, 2009
Common Stock, $0.001	4,640,000

EQUINOX INTERNATIONAL, INC.

Form 10-Q

  PART I

ITEM 1. FINANCIAL STATEMENTS

EQUINOX INTERNATIONAL, INC. (A Development Stage Company) Balance Sheet

Assets
	May 31,	February 28,
	2009	2009
	(Unaudited)	(Audited)
Current Assets
Cash	$6,926	$13,462
Total Current Assets	6,926	13,462

Other Assets
Oil and Gas Property	10,000	10,000
Total Other Assets	10,000	10,000

Total Assets	$16,926	$23,462
Liabilities and Stockholders’ Equity (deficit)

Long Term Liabilities
Loan from Director	$174	$174
Total Long Term Liabilities	174	174

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
4,640,000 shares issued and outstanding	4,640	4,640

Additional paid-in-capital	22,160	22,160
Deficit accumulated during the development stage	(10,048)	(3,512)
Total stockholders’ equity (deficit)	16,752	23,288
Total liabilities and stockholders’ equity (deficit)	$16,926	$23,462

The accompanying notes are an integral part of these financial statements.

EQUINOX INTERNATIONAL, INC. (A Development Stage Company) Statements of Operations
(Unaudited)
	Three Months Ended May 31, 2009	From Inception on November 5, 2008 to May 31, 2009
Revenues
Revenues	$341	$341
Total Revenues	341	341

Expenses
General and Administrative Expenses	6,877	10,389
Total expenses	6,877	10,389

Net (loss)	$(6,536)	$(10,048)

(Loss) per common share – Basic and diluted	$(0.00)

Weighted Average Number of Common Shares Outstanding	4,640,000

The accompanying notes are an integral part of these financial statements.

EQUINOX INTERNATIONAL, INC. (A Development Stage Company) Statements of Cash Flows
(Unaudited)
	Three Months Ended May 31, 2009	From Inception on November 5, 2008 to May 31, 2009
Operating Activities
Net (loss)	$(6,536)	$(10,048)
Net cash (used) for operating activities	(6,536)	(10,048)

Investing Activities
Oil and gas property acquisition costs	-	(10,000)
Net Cash provided by (used in) Investing Activities	-	(10,000)

Financing Activities
Loans from Director	-	174
Sale of common stock	-	26,800
Net cash provided by financing activities	-	26,974

Net increase (decrease) in cash and equivalents	(6,536)	6,926

Cash and equivalents at beginning of the period	13,462	-
Cash and equivalents at end of the period	$6,926	$6,926

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-
Taxes	$-	$-

Non-Cash Activities	$-	$-

The accompanying notes are an integral part of these financial statements.

EQUINOX INTERNATIONAL, INC.

(A Development Stage Company)

Notes To The Financial Statements

May 31, 2009

1. ORGANIZATION AND BUSINESS OPERATIONS

EQUINOX INTERNATIONAL, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 5, 2008.  The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and intends to commence operations in oil & gas exploration and production industry in North America.  As at May 31, 2009, the Company had a loss from operations of $10,048, working capital equity of $6,926 and has earned $341 in revenues since inception.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $10,048 as of May 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

  c) Cash and Cash Equivalents

 The Company considers all highly liquid instruments with a maturity  of  three months or less at the time of issuance to be cash equivalents.

 d) Use of Estimates and Assumptions

The  preparation  of  financial  statements  in conformity with accounting principles generally  accepted  in  the  United States requires  management  to  make   estimates and assumptions that  affect  the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at  the  date  of  the  financial  statements  and the reported amounts of  revenues  and    expenses  during  the  reporting  period. Actual  results  could differ from those estimates.

  e) Foreign Currency Translation

The Company's functional currency and its reporting currency is the United  States dollar.

 f) Financial Instruments

The  carrying value of the Company's  financial  instruments  approximates their fair value because of the short maturity of these instruments.

g) Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No.  123  and  123 (R).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

EQUINOX INTERNATIONAL, INC.

(A Development Stage Company)

Notes To The Financial Statements

May 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h) Income Taxes

 Income taxes are accounted  for  under  the  assets  and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets  and  liabilities are measured using enacted tax rates  in effect for the year in which  those  temporary differences are expected to be recovered or settled.

 i) Basic and Diluted Net Loss per Share

 The Company computes net loss per share in  accordance  with SFAS No. 128,"Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted  earnings  per  share  (EPS) on the face of the income  statement.

 Basic  EPS  is  computed   by  dividing  net  loss  available  to   common shareholders  (numerator)  by  the   weighted  average  number  of  shares outstanding (denominator) during the period.  Diluted EPS gives effect  to all potentially  dilutive  common  shares  outstanding during  the period. Diluted  EPS excludes all potentially dilutive shares if their   effect is anti-dilutive.

j) Fiscal Periods

The Company's fiscal year end is February 28.

k) Oil and gas accounting policy. The Company utilizes the full-cost method of accounting for oil and  gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs whether the projects are successful or unsuccessful. The capitalized cost is then amortized into expense as the total reserves are produced.

l) Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

EQUINOX INTERNATIONAL, INC.

(A Development Stage Company)

Notes To The Financial Statements

May 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

EQUINOX INTERNATIONAL, INC.

(A Development Stage Company)

Notes To The Financial Statements

May 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

EQUINOX INTERNATIONAL, INC.

(A Development Stage Company)

Notes To The Financial Statements

May 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

3. COMMON STOCK

The authorized capital  of  the Company is 75,000,000 common shares with a  par value of $ 0.001 per share.

On January 20, 2009, the Company issued  3,000,000  shares  of  common stock at a price of $0.001 per share for total cash proceeds of $3,000.

In February  2009, the Company issued 900,000 shares of common stock  at a price of $0.01 per share for total cash proceeds of $9,000.

In February 2009, the Company issued 740,000 shares of common stock  at a price of $0.02 per share for total cash proceeds of $14,800.

During the period November 5, 2008  (inception)  to February 28, 2009, the Company  sold  a  total of 4,640,000 shares of common stock  for  total  cash proceeds  of  $26,800.

4. INCOME TAXES

 As of May 31, 2009, the Company had net operating loss carry forwards of approximately $10,048  that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5.OIL AND GAS PROPERTY

In February 2009 the Company acquired by farmout for $10,000 the right to earn a .38% working interest in two wells in the Bigoray Area of West Central Alberta, Canada, by paying the costs of workover, equipping and tie in on the two wells.

6. RELATED PARTY TRANSACTIONS

On November 5, 2008 a  related party had loaned the Company $174. The loan is non-interest bearing, due upon demand and unsecured.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

EQUINOX INTERNATIONAL, INC. was incorporated under the laws of the State of Nevada on November 5, 2008.  Our registration statement has been filed with the Securities and Exchange Commission on April 14, 2009 and has been declared effective on June 4, 2009.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or " Equinox," refers to Equinox International, Inc.

CURRENT BUSINESS OPERATIONS

We are engaged in the acquisition of interests and leases of developing and producing oil and natural gas wells. On February 2, 2009, we purchased, for $10,000 USD a 0.8974% non-operating interest in two West Central Alberta A & B wells, which are located in Bigoray, Alberta, Canada. Our interest gives us the right to receive 0.8974% of the profits from YourOilRig.com’s 42% working interest in these wells, but it does not give us the right to operate the wells. C.U. YourOilRig.com Corp. of Edmonton, Alberta operates the wells and is obligated to pay us our 0.8974% interest out of their profits.

Operation “A” started in the end of March 2009 and operation “B”  started in June 2009. We are earning 0.8974% of YourOilRig.com’s 42% working interest in the wells.

We have only recently begun our current operations and earned our first payment of $341 CAD in April 2009 and second payment of $341 CAD in June 2009. We have an operational loss of $10,048 from November 5, 2008 (date of inception) to May 31, 2009.

RESULTS OF OPERATION

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We have acquired an interest in two wells in the Bigoray Area of Alberta, Canada. We need capital to carry out our current business plan. We also anticipate that we will require additional financing in order to execute our business plan. We may not have sufficient financing to purchase interests in profitable oil and gas wells or to sustain our current operations. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended May 31, 2009 Compared to the period from Inception (November 5, 2008) to May 31, 2009

Our net loss for the three-month period ended May 31, 2009  was ($6,536) compared to a net loss of ($10,048) during the period from inception (November 5, 2008) to May 31, 2009. During the three-month period ended May 31, 2009, we earned $341 in revenues.

During the three-month period ended May 31, 2009, we incurred general and administrative expenses of approximately $6,877 compared to $10,389 incurred during the period from inception (November 5, 2008) to May 31, 2009. General and administrative expenses incurred during the three-month period ended May 31, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal, accounting and developmental costs.

The weighted average number of shares outstanding was 4,640,000 for the three-month period ended May 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Three-Month Period Ended May 31, 2009

As at the three-month period ended May 31, 2009, our current assets were $6,926; other assets were $10,000 and our total liabilities were $174, which resulted in a working capital surplus of $16,752. As at the three-month period ended May 31, 2009 , current assets were comprised of $6,926 in cash and other assets were comprised of $10,000 in Oil and Gas Property. As at the three month period ended May 31, 2009, current liabilities were comprised entirely of $174 in loan from director.

Stockholders’ equity decreased from $23,288 for fiscal year ended February 28, 2009 to $16,752 for the three-month period ended May 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended May 31, 2009, net cash flows used in operating activities was ($6,536) consisting primarily of a net loss of ($6,536). Net cash flows used in operating activities was ($10,048) for the period from inception (November 5, 2008) to May 31, 2009.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three-month period ended May 31, 2009, we did not generate net cash flows from financing activities. For the period from inception (November 5, 2008) to May 31, 2009, net cash provided by financing activities was $26,974 received from proceeds from issuance of common stock  and loan from director.

PLAN OF OPERATION AND FUNDING

Our plan of operations for the next twelve months is to earn revenue from our non-operating interest of producing oil and gas well and to acquire additional interests in producing and development stage oil and gas exploration wells with exploration potential.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our February 28, 2009 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2009. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended May 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY  SECURITIES AND USE OF PROCEEDS

No securities were sold or issued during the quarter ended  May 31, 2009

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934

                    Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934

         Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-

 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-

 Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUINOX INTERNATIONAL, INC.

Dated: July 8, 2009

                            By: /s/ Elena Dannikova

________________________________

Elena Dannikova, President and

Chief Executive Officer

Dated: July 8, 2009

                             By: /s/ Elena Dannikova

_________________________________

Elena Dannikova, Chief Financial Officer