Form 10-Q
period 2009-08-31
Equinox International, Inc.
filed 2009-10-20
CIK 1455380

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

Form 10-Q

———————

Mark One

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-158560

———————

EQUINOX INTERNATIONAL, INC.

(Name of small business issuer in its charter)

———————

Nevada	80-0324801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3300 S. Decatur, #10542, Las Vegas, NV 89102

(Address of principal executive offices)

(267) 295-7814

(Issuer’s telephone number)

———————

Securities registered pursuant to Section 12(b) of the Act: None

Name of each exchange on which registered:

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001

(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.   N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.    Yes ☐   No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 20, 2009
Common Stock, $0.001	4,640,000 shares

The accompanying notes are an integral part of these financial statements.

1

EQUINOX INTERNATIONAL, INC.

Form 10-Q

ITEM 1.   FINANCIAL STATEMENTS

1

Balance Sheet

1

Statements of Operations

2

Statements of Cash Flows

3

Notes To The Financial Statements

4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

11

ITEM 4.   CONTROLS AND PROCEDURES

11

PART II.   OTHER INFORMATION

12

ITEM 1   LEGAL PROCEEDINGS

12

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

12

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

12

ITEM 5.   OTHER INFORMATION

12

ITEM 6.   EXHIBITS

13

PART I

ITEM 1.

FINANCIAL STATEMENTS

EQUINOX INTERNATIONAL, INC.

(A Development Stage Company)

Balance Sheet

	August 31, 2009 (Unaudited)	May 31, 2009 (Unaudited)
Assets
Current Assets
Cash	$5,849	$6,926

Total Current Assets	5,849	6,926

Other Assets
Oil and Gas Property	10,000	10,000

Total Other Assets	10,000	10,000

Total Assets	$15,849	$16,926

Liabilities and Stockholders’ Equity (deficit)

Long Term Liabilities
Loan from Director	$174	$174

Total Long Term Liabilities	174	174

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized; 4,640,000 shares issued and outstanding	4,640	4,640

Additional paid-in-capital	22,160	22,160
Deficit accumulated during the development stage	(11,125)	(10,048)

Total stockholders’ equity (deficit)	15,675	16,752

Total liabilities and stockholders’ equity (deficit)	$15,849	$16,926

The accompanying notes are an integral part of these financial statements.

EQUINOX INTERNATIONAL, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended August 31, 2009	From Inception on November 5, 2008 to August 31, 2009
Revenues	$0	$341
Total Revenues	0	341

Expenses
General and Administrative Expenses	1,077	11,466
Total expenses	1,077	11,466

Net (loss)	$(1,077)	$(11,125)

(Loss) per common share – Basic and diluted	$(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	4,640,000	4,640,000

The accompanying notes are an integral part of these financial statements.

EQUINOX INTERNATIONAL, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended August 31, 2009	From Inception on November 5, 2008 to August 31, 2009
Operating Activities
Net (loss)	$(1,077)	$(11,125)

Net cash (used) for operating activities	(1,077)	(11,125)

Investing Activities
Oil and gas property acquisition costs	—	(10,000)
Net Cash provided by (used in) Investing Activities	—	(10,000)

Financing Activities
Loans from Director	—	174
Sale of common stock	—	26,800

Net cash provided by financing activities	—	26,974

Net increase (decrease) in cash and equivalents	(1,077)	5,849

Cash and equivalents at beginning of the period	6,926	—

Cash and equivalents at end of the period	$5,849	$5,849

Supplemental cash flow information:

Cash paid for:

Interest	$—	$—
Taxes	$—	$—

Non-Cash Activities	$—	$—

The accompanying notes are an integral part of these financial statements.

EQUINOX INTERNATIONAL, INC.

(A Development Stage Company)

Notes To The Financial Statements

August 31, 2009

1. ORGANIZATION AND BUSINESS OPERATIONS

EQUINOX INTERNATIONAL, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 5, 2008. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and intends to commence operations in oil & gas exploration and production industry in North America. As at August 31, 2009, the Company had a loss from operations of $11,0125, working capital equity of $5,849 and has earned $341 in revenues since inception.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $15,048 as of August 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

EQUINOX INTERNATIONAL, INC.

(A Development Stage Company)

Notes To The Financial Statements

August 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

EQUINOX INTERNATIONAL, INC.

(A Development Stage Company)

Notes To The Financial Statements

August 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

EQUINOX INTERNATIONAL, INC.

(A Development Stage Company)

Notes To The Financial Statements

August 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

4. INCOME TAXES

As of August 31, 2009, the Company had net operating loss carry forwards of approximately $11,125 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

EQUINOX INTERNATIONAL, INC.

(A Development Stage Company)

Notes To The Financial Statements

August 31, 2009

5. OIL AND GAS PROPERTY

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

7. CHANGE OF CONTROL TRANSACTION

With the approval of its Board of Directors and the consent of a majority of its outstanding shareholders, the Company entered into an agreement on August 19, 2009, with the stockholders of Biostem US Inc. (“Biostem”) pursuant to which the Company will acquire all of the issued and outstanding shares of Biostem in exchange for a quantity of newly issued common shares of the Company. As a result of the proposed transaction, the shareholders of Biostem would acquire control of the Company and would appoint the directors and officers of the Company. As of October 20, 2009, the transaction has not yet been consummated.

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

Please note that throughout this Quarterly Report, and unless otherwise noted, the words “we,” “our,” “us,” the “Company,” or “Equinox,” refers to Equinox International, Inc.

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

We have only recently begun our current operations and earned our first payment of $341 CAD in April 2009 and second payment of $341 CAD in June 2009. We have an operational loss of $15,048 from November 5, 2008 (date of inception) to August 31, 2009.

Future operations of the Company are subject to change if the Company consummates the Biostem transaction described in Note 7 of the financial statements.

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

Future operations of the Company are subject to change if the Company consummates the Biostem transaction described in Note 7 of the financial statements.

Three Month Period Ended August 31, 2009 Compared to the period from Inception (November 5, 2008) to August 31, 2009

Our net loss for the three-month period ended August 31, 2009 was ($1,077) compared to a net loss of ($11,125) during the period from inception (November 5, 2008) to August 31, 2009. During the three-month period ended August 31, 2009, we earned $0 in revenues.

During the three-month period ended August 31, 2009, we incurred general and administrative expenses of approximately $1,077 compared to $11,125 incurred during the period from inception (November 5, 2008) to August 31, 2009. General and administrative expenses incurred during the three-month period ended August 31, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal, accounting and developmental costs.

The weighted average number of shares outstanding was 4,640,000 for the three-month period ended August 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Three-Month Period Ended August 31, 2009

As at the three-month period ended August 31, 2009, our current assets were $5,849; other assets were $10,000 and our total liabilities were $174, which resulted in a working capital surplus of $5,849. As at the three-month period ended August 31, 2009 , current assets were comprised of $5,849 in cash and other assets were comprised of $10,000 in Oil and Gas Property. As at the three month period ended August 31, 2009, current liabilities were comprised entirely of $174 in loan from director.

Stockholders’ equity decreased from $16,752 for the quarter ended May 31, 2009 to $15,675 for the three-month period ended August 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended August 31, 2009, net cash flows used in operating activities was ($1,077) consisting primarily of a net loss of ($1,077). Net cash flows used in operating activities was ($11,125) for the period from inception (November 5, 2008) to August 31, 2009.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three-month period ended August 31, 2009, we did not generate net cash flows from financing activities. For the period from inception (November 5, 2008) to August 31, 2009, net cash provided by financing activities was $26,974 received from proceeds from issuance of common stock and loan from director.

PLAN OF OPERATION AND FUNDING

Our plan of operations for the next twelve months is to pursue the Biostem transaction more particularly described in Note 7 of the Financial Statements, and continue to seek to earn revenue from our non-operating interest of producing oil and gas wells.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

It is unknown whether existing working capital, further advances and debt instruments, and anticipated cash flow will be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) pursuing the Biostem transaction described in Note 7 of the Financial Statements; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Future operations of the Company are subject to change if the Company consummates the Biostem transaction described in Note 7 of the financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2009. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No securities were sold or issued during the quarter ended August 31, 2009.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 19, 2009, the Company submitted the Biostem transaction described in Note 7 of the financial statements for approval by a majority of its outstanding shareholders. The transaction is more particularly described in the current report on Form 8-K referred to in Item 5 below, which is incorporated herein by reference.

ITEM 5.

OTHER INFORMATION

On August 20, 2009, the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting the Biostem transaction described in Note 7 of the financial statements.

ITEM 6.

EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUINOX INTERNATIONAL, INC.

Dated:	October 20, 2009	By:	/s/ ELENA DANNIKOVA
Elena Dannikova President and Chief Executive Officer

Dated:	October 20, 2009	By:	/s/ ELENA DANNIKOVA
Elena Dannikova, Chief Financial Officer

14