Form 10-Q
period 2009-11-30
Equinox International, Inc.
filed 2010-01-14
CIK 1455380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

Form 10-Q

———————

Mark One

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

———————

Equinox International, Inc.

(Name of small business issuer in its charter)

———————

Nevada	333-158560	80-0324801
State or other jurisdiction of incorporation or organization)	Commission File No.	(I.R.S. Employer Identification No.

300 S. Decatur, #10542, Las Vegas, NV     89102

(Address of principal executive offices)     (Zip Code)

(267) 295-7814

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 7, 2010
Common Stock, $0.001	4,640,000 shares

EQUINOX INTERNATIONAL, INC.

Form 10-Q

PART I      FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

1

Balance Sheet

1

Statements of Operations

2

Statements of Cash Flows

3

Notes To The Financial Statements

4

ITEM 2   Management's Discussion and Analysis of Financial Condition and

Results of Operation

9

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk

11

ITEM 4   Controls and Procedures

11

PART II.   OTHER INFORMATION

ITEM 1   Legal Proceedings

12

ITEM 2   Unregistered Sales of Equity Securities and Use of Proceeds

12

ITEM 3   Defaults Upon Senior Securities

12

ITEM 4   Submission of Matters to a Vote of Security holders

12

ITEM 5   Other information

12

ITEM 6   Exhibits

13

i

PART I

ITEM 1.

FINANCIAL STATEMENTS

EQUINOX INTERNATIONAL, INC.

(A Development Stage Company)

Balance Sheet

Assets
	November 30, 2009 (Unaudited)	February 28, 2009 (Audited)
Current Assets
Cash	$33	$13,462
Total Current Assets	33	13,462

Other Assets
Oil and Gas Property	10,000	10,000
Total Other Assets	10,000	10,000

Total Assets	$10,033	$23,462
Liabilities and Stockholders’ Equity (deficit)

Long Term Liabilities
Loan from Director	$174	$174
Total Long Term Liabilities	174	174

Stockholders’ Equity (deficit)
Common stock, $0.001par value, 75,000,000 shares authorized; 4,640,000 shares issued and outstanding	4,640	4,640
Additional paid-in-capital	22,160	22,160
Deficit accumulated during the development stage	(16,941)	(3,512)
Total stockholders’ equity (deficit)	9,859	23,288
Total liabilities and stockholders’ equity (deficit)	$10,033	$23,462

The accompanying notes are an integral part of these financial statements.

EQUINOX INTERNATIONAL, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended November 30, 2009	From Inception on November 5, 2008 to November 30, 2009
Revenues
Revenues	$158	$499
Total Revenues	158	499

Expenses
General and Administrative Expenses	2,051	17,440
Total expenses	2,051	17,440
Net (loss)	$(1,893)	$(16,941)
(Loss) per common share – Basic and diluted	$(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding	4,640,000	4,640,000

The accompanying notes are an integral part of these financial statements.

EQUINOX INTERNATIONAL, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended November 30, 2009	From Inception on November 5, 2008 to November 30, 2009
Operating Activities
Net (loss)	$(1,893)	$(16,941)
Net cash (used) for operating activities	(1,893)	(16,941)

Investing Activities
Oil and gas property acquisition costs	—	(10,000)
Net Cash provided by (used in) Investing Activities	—	(10,000)

Financing Activities
Loans from Director	—	174
Sale of common stock	—	26,800
Net cash provided by financing activities	—	26,974
Net increase (decrease) in cash and equivalents	(1,893)	33
Cash and equivalents at beginning of the period	1,926	—
Cash and equivalents at end of the period	$33	$33

Supplemental cash flow information:

Cash paid for:

Interest	$—	$—
Taxes	$—	$—
Non-Cash Activities	$—	$—

The accompanying notes are an integral part of these financial statements.

EQUINOX INTERNATIONAL, INC.

(A Development Stage Company)

Notes To The Financial Statements

November 30, 2009

1. ORGANIZATION AND BUSINESS OPERATIONS

EQUINOX INTERNATIONAL, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 5, 2008. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and intends to commence operations in oil & gas exploration and production industry in North America. As at November 30, 2009, the Company had a loss from operations of $16,941, working capital equity of $33 and has earned $499 in revenues since inception.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $16,941 as of November 30, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with private placement of common stock.

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

November 30, 2009

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

November 30, 2009

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

EQUINOX INTERNATIONAL, INC.

(A Development Stage Company)

Notes To The Financial Statements

November 30, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

EQUINOX INTERNATIONAL, INC.

(A Development Stage Company)

Notes To The Financial Statements

November 30, 2009

In February 2009, the Company issued 900,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $9,000.

In February 2009, the Company issued 740,000 shares of common stock at a price of $0.02 per share for total cash proceeds of $14,800.

During the period November 5, 2008 (inception) to February 28, 2009, the Company sold a total of 4,640,000 shares of common stock for total cash proceeds of $26,800. The Company has not sold or issued any shares of common stock subsequent to February 28, 2009.

4. INCOME TAXES

 As of November 30, 2009, the Company had net operating loss carry forwards of approximately $16,941 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5.OIL AND GAS PROPERTY

In February 2009, the Company acquired by farmout for $10,000 the right to earn a .38% working interest in two wells in the Bigoray Area of West Central Alberta, Canada, by paying the costs of workover, equipping and tie in on the two wells.

6. RELATED PARTY TRANSACTIONS

On November 5, 2008, a related party loaned the Company $174. The loan is non-interest bearing, due upon demand and unsecured.

7. CHANGE OF CONTROL TRANSACTION

With the approval of its Board of Directors and the consent of a majority of its outstanding shareholders, the Company entered into an agreement on August 19, 2009, with the stockholders of Biostem US Inc. (“Biostem”) pursuant to which the Company will acquire all of the issued and outstanding shares of Biostem in exchange for a quantity of newly issued common shares of the Company. As a result of the proposed transaction, the shareholders of Biostem would acquire control of the Company and would appoint the directors and officers of the Company. As of January 7, 2010, the transaction has not been consummated.

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

CURRENT BUSINESS OPERATIONS

We have been engaged in the acquisition of interests and leases of developing and producing oil and natural gas wells. On February 2, 2009, we purchased, for $10,000 USD a 0.8974% non-operating interest in two West Central Alberta A & B wells, which are located in Bigoray, Alberta, Canada. Our interest gives us the right to receive 0.8974% of the profits from YourOilRig.com’s 42% working interest in these wells, but it does not give us the right to operate the wells. C.U. YourOilRig.com Corp. of Edmonton, Alberta operates the wells and is obligated to pay us our 0.8974% interest out of their profits.

Operation “A” started in the end of March 2009 and operation “B” started in June 2009. We are earning 0.8974% of YourOilRig.com’s 42% working interest in the wells.

We have only recently begun our current operations and earned our first payment of $341 CAD in April 2009 a second payment of $341 CAD in June 2009, and a third payment of $158 USD in September 2009. We have an operational loss of $16,941 from November 5, 2008 (date of inception) through November 30, 2009.

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

Three Month Period Ended November 30, 2009 Compared to the period from Inception (November 5, 2008) to November 30, 2009

Our net loss for the three-month period ended November 30, 2009 was ($1,893) compared to a net loss of ($16,941) during the period from inception (November 5, 2008) through November 30, 2009. During the three-month period ended November 30, 2009, we earned $158 in revenues. During the three-month period ended November 30, 2009, we incurred general and administrative expenses of approximately $2,051 compared to $17,440 incurred during the period from inception (November 5, 2008) to November 30, 2009. General and administrative expenses incurred during the three-month period ended November 30, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal, accounting and developmental costs.

The weighted average number of shares outstanding was 4,640,000 for the three-month period ended November 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Three-Month Period Ended November 30, 2009

As at the three-month period ended November 30, 2009, our current assets were $33; other assets were $10,000 and our total liabilities were $174, which resulted in a working capital surplus of $33. As at the three-month period ended November 30, 2009 , current assets were comprised of $33 in cash and other assets were comprised of $10,000 in Oil and Gas Property. As at the three month period ended November 30, 2009, current liabilities were comprised entirely of $174 in a loan from a director.

Stockholders’ equity decreased from $23,288 for fiscal year ended February 28, 2009 to $9,859 for the three-month period ended November 30, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended November 30, 2009, net cash flows used in operating activities was ($1,893) consisting primarily of a net loss of ($1,893). Net cash flows used in operating activities was ($16,941) for the period from inception (November 5, 2008) to November 30, 2009.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three-month period ended November 30, 2009, we did not generate net cash flows from financing activities. For the period from inception (November 5, 2008) to November 30, 2009, net cash provided by financing activities was $26,974 received from proceeds from issuance of common stock and a loan from a director.

PLAN OF OPERATION AND FUNDING

Our plan of operations for the next twelve months is to pursue consummation of the Biostem transaction described described in Note 7 of the financial statements and to continue earning revenue from our non-operating interest of producing oil and gas wells.

We expect that working capital requirements will continue to be funded through a combination of borrowings and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are not currently adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities, if available, would result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2009. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No securities were sold or issued during the quarter ended November 30, 2009.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 19, 2009, the Company submitted the Biostem transaction described in Note 7 of the financial statements for approval by a majority of its outstanding shareholders.

ITEM 5.

OTHER INFORMATION

On October 30, 2009, the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting the appointment to its board of directors of Mr. Robert T. Yurckonis who was also appointed by the board of directors to the positions of Chairman, Chief Executive Officer, President, Chief Operating Officer, Treasurer and Chief Financial Officer, which positions had formerly been held by existing director Elena Dannikova.  On December 30, 2009, the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting the resignation of director Elena Dannikova from the Company’s board of directors and her positions of Vice President and Secretary.

ITEM 6.

EXHIBITS

Exhibits
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

EQUINOX INTERNATIONAL, INC.

Dated: January 14, 2010	By:	/s/ ROBERT T. YURCKONIS
Robert T. Yurckonis President and Chief Executive Officer

Dated: January 14, 2010	By:	/s/ ROBERT T. YURCKONIS
Robert T. Yurckonis Chief Financial Officer

14