Form 10-Q/A
period 2009-11-30
Equinox International, Inc.
filed 2010-01-28
CIK 1455380

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Mark One
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

         For the quarterly period ended November 30, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 333-158560

EQUINOX INTERNATIONAL, INC. (Name of small business issuer in its charter)

Nevada	80-0324801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3300 S. Decatur, #10542 Las Vegas, NV 89102 (Address of principal executive offices)

(267) 295-7814 (Issuer’s telephone number)

Securities registered pursuant to Section12(b) of the Act:	Name of each exchange on which registered:
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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 21, 2010
Common Stock, $0.001	4,640,000 shares

EQUINOX INTERNATIONAL, INC.

Form 10-Q/A

PART I

ITEM 1. FINANCIAL STATEMENTS

EQUINOX INTERNATIONAL, INC. (A Development Stage Company) Balance Sheet
Assets
	November 30,	February 28,
	2009	2009
	(Unaudited)	(Audited)
Current Assets
Cash	$-	$13,462
Total Current Assets	-	13,462

Other Assets
Oil and Gas Property	10,000	10,000
Total Other Assets	10,000	10,000

Total Assets	$10,000	$23,462
Liabilities and Stockholders’ Equity (deficit)

Long Term Liabilities
Loan from Director	$-	$174
Total Long Term Liabilities	-	174

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
4,640,000 shares issued and outstanding	4,640	4,640

Additional paid-in-capital	22,160	22,160
Deficit accumulated during the development stage	(16,800)	(3,512)
Total stockholders’ equity (deficit)	10,000	23,288
Total liabilities and stockholders’ equity (deficit)	$10,000	$23,462

The accompanying notes are an integral part of these financial statements.

EQUINOX INTERNATIONAL, INC. (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended November 30, 2009	Nine Months Ended November 30, 2009	From Inception on November 5, 2008 to November 30, 2009
Revenues
Revenues	$158	$499	$499
Total Revenues	158	499	499

Expenses
General and Administrative Expenses	5,833	13,787	17,299
Total expenses	5,833	13,787	17,299

Net (loss)	$(5,675	$(13,288)	$(16,800)

(Loss) per common share – Basic and diluted	$(0.00	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	4,640,000	4,640,000	4,640,000

The accompanying notes are an integral part of these financial statements.

EQUINOX INTERNATIONAL, INC. (A Development Stage Company) Statements of Cash Flows
(Unaudited)

	Three Months Ended November 30, 2009	Nine Months Ended November 30, 2009		From Inception on November 5, 2008 to November 30, 2009
Operating Activities
Net (loss)	$(5,675)		$(13,288)	$(16,800)
Net cash (used) for operating activities	(5,675)		(13,288)	(16,800)

Investing Activities
Oil and gas property acquisition costs	-			(10,000)
Net Cash provided by (used in) Investing Activities	-			(10,000)

Financing Activities
Loans from Director	(174)		(174)	-
Sale of common stock	-			26,800
Net cash provided by financing activities	(174)		(174)	26,800

Net increase (decrease) in cash and equivalents	(5,849)		(13,462)	(26,800)

Cash and equivalents at beginning of the period	5,849		13,462	-
Cash and equivalents at end of the period	$-		$-	$-

Supplemental cash flow information:

Cash paid for:

Interest	$-	$		$-
Taxes	$-		$-	$-

Non-Cash Activities	$-		$-	$-

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

l) Recent Accounting Pronouncements

Recently issued accounting pronouncements

FASB Accounting Standards Codification (Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended November 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended November 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

EQUINOX INTERNATIONAL, INC.
(A Development Stage Company)
Notes To The Financial Statements
November 30, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events

(Included in ASC 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

ASC 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. ASC 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through January 21, 2010, the issuance date of the Company’s financial statements.

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

4. INCOME TAXES

As of November 30, 2009, the Company had net operating loss carry forwards of approximately $16,800 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5.OIL AND GAS PROPERTY

In February 2009, the Company acquired by farmout for $10,000 the right to earn a ..38% working interest in two wells in the Bigoray Area of West Central Alberta, Canada, by paying the costs of workover, equipping and tie in on the two wells.

EQUINOX INTERNATIONAL, INC.
(A Development Stage Company)
Notes To The Financial Statements
November 30, 2009

6. RELATED PARTY TRANSACTIONS

On November 5, 2008, a  related party loaned the Company $174. The loan is non-interest bearing, due upon demand and unsecured.  The loan was paid in full on November 24, 2009.

7. CHANGE OF CONTROL TRANSACTION

With the approval of its Board of Directors and the consent of a majority of its outstanding shareholders, the Company entered into an agreement on August 19, 2009, with the stockholders of Biostem US Inc. (“Biostem”)  pursuant to which the Company will acquire all of the issued and outstanding shares of Biostem in exchange for a quantity of newly issued common shares of the Company.  As a result of the proposed transaction, the shareholders of Biostem would acquire control of the Company and would appoint the directors and officers of the Company.  As of January 21, 2010, the transaction has not been consummated.

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

We have only recently begun our current operations and earned our first payment of $341 in April 2009 and a second payment of $158 USD in September 2009. We have an operational loss of $16,800 from November 5, 2008 (date of inception) through November 30, 2009.

Future operations of the Company are subject to change if the Company consummates the Biostem transaction described in Note 7 of these financial statements.

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

Three Month Period Ended November 30, 2009 Compared to the period from Inception (November 5, 2008) to November 30, 2009

Our net loss for the three-month period ended November 30, 2009  was ($5,675) compared to a net loss of ($16,800) during the period from inception (November 5, 2008) through November 30, 2009. During the three-month period ended November 30, 2009, we earned $158 in revenues.  During the three-month period ended November 30, 2009, we incurred general and administrative expenses of approximately $5,833 compared to $17,299 incurred during the period from inception (November 5, 2008) to November 30, 2009. General and administrative expenses incurred during the three-month period ended November 30, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal, accounting and developmental costs.

The weighted average number of shares outstanding was 4,640,000 for the three-month period ended November 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Three-Month Period Ended November 30, 2009

As at the three-month period ended November 30, 2009, our current assets were $0; other assets were $10,000 and our total liabilities were $0, which resulted in a working capital surplus of $0. As at the three-month period ended November 30, 2009 , current assets were comprised of $0 in cash and other assets were comprised of $10,000 in Oil and Gas Property. As at the three month period ended November 30, 2009, there were no current liabilities.

Stockholders’ equity decreased from $23,288 for fiscal year ended February 28, 2009, to $10,000 for the three-month period ended November 30, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended November 30, 2009, net cash flows used in operating activities was ($5,675) consisting primarily of a net loss of ($5,675). Net cash flows used in operating activities was ($16,800) for the period from inception (November 5, 2008) to November 30, 2009.

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

PLAN OF OPERATION AND FUNDING

Our plan of operations for the next twelve months is to pursue consummation of the Biostem transaction described  in Note 7 of the financial statements and to continue earning revenue from our non-operating interest of producing oil and gas wells.

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

Not Applicable

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

ITEM 6. EXHIBITS.

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

EQUINOX INTERNATIONAL, INC.

Dated: January 25, 2010	By:	/s/ Robert T. Yurckonis
Robert T. Yurckonis, President and
Chief Executive Officer

Dated: January 25, 2010	By:	/s/ Robert T. Yurckonis
Robert T. Yurckonis,
Chief Financial Officer