Form 10-K
period 2010-02-28
Equinox International, Inc.
filed 2010-05-11
CIK 1455380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: February 28, 2010

EQUINOX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-158560	66-0349372
(State of other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

3300 South Decatur, #10542
Las Vegas NV 89102
(Address of principal executive offices)

Registrant’s telephone number:    (267) 295-7814

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended February 28, 2010.

☐	Transition report under Section 13 or 15(d) of the securities exchange act of 1934

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:  Common Stock Par Value $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes  ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☑
State issuer’s revenues for its most recent fiscal year:    $499

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of April 29, 2010: $18,699,200

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 29, 2010, there were 4,640,000 common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference, in Parts I, II and III of this annual report, the current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2010.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

i

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Business Development

Our Company was incorporated as Equinox International, Inc. on November 5, 2008, in the state of Nevada, and has a class of shares registered with the Securities and Exchange Commission on Form S-1 as SEC File No. 333-158560, filed on April 14, 2009. Since inception, the Company has been in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) with a plan to commence operations in oil & gas exploration and production industry in North America.

As described in the current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2010, and pursuant to the approval of the Registrant’s board of directors and a majority of its stockholders, the Registrant has entered into an asset purchase agreement (a true and complete copy of which is included in the Form 8-K current report described above) with Biostem US L.L.C. (“Biostem”) pursuant to which the Registrant will purchase and acquire from Biostem exclusive rights in and to certain proprietary human stem cell biotechnology and, in turn, will be required to (1) amend its articles of incorporation to change its name to “Biostem U.S. Corporation” and increase its authorized capital stock from 75 million common shares, par value $.001, to 200 million common shares, par value $.001, and (2) issue to Biostem (or, at the option of Biostem, to the members of Biostem, ratably) 20,400,000 newly issued common shares of the Registrant, which would result in a change in control of the Registrant.  It is anticipated that the above actions will take place at the close of business on May 5, 2010, after which time the CUSIP number and stock symbol for the Registrant’s issued and outstanding common shares will change.  As a result of such transaction, the Registrant will likely discontinue its oil and gas operations and pursue the commercial exploitation of the acquired technology.

Business of Issuer (All amounts except share data are U.S. Dollars)

Since inception, we have been engaged in the acquisition of interests and leases of developing and producing oil and natural gas wells, with a goal of earning revenue from our non-operating interests in producing oil and gas wells and to acquire additional interests in producing and development stage oil and gas exploration wells with exploration potential. We have only recently begun our current operations, have had revenues of only $499 and have experienced an operational loss of $19,196 from November 5, 2008 (date of inception) to February 28, 2010.  We have acquired an interest in two wells in the Bigoray Area of Alberta, Canada. Our current business plan has required capital that we have not yet been able to obtain.

Development of Business

On February 2, 2009, we purchased, for $10,000, a 0.8974% non-operating interest in two West Central Alberta A & B wells, which are located in Bigoray, Alberta, Canada. Our interest gives us the right to receive 0.8974% of the profits from YourOilRig.com’s 42% working interest in these wells, but it does not give us the right to operate the wells. C.U. YourOilRig.com Corp. of Edmonton, Alberta operates the wells and is obligated to pay us our 0.8974% interest out of their profits. During the year ending February 28, 2010 the Company reduced the value of this asset to zero.

Producing Operations Summary - West Central Alberta A & B

These two wells are capped re-completion wells in an area with proven production. The wells were projected to produce approximately 570,000 cubic feet of natural gas per day or approximately 100 barrels of oil equivalent per day. Because these wells are already drilled, they are supported by well logs, seismic test reports, and subsurface mapping. There are multiple producing formations under this area including Viking, Glauconite, Detrital, and Pekisko. Well A was hooked up and tied into the pipeline this March and exceeded expectations. Well B was uncapped and swabbed in July 2009.   The tests came back two times as high as originally projected.

The following table describes our interest in the West Central Alberta A & B Wells in Bigoray Area of Alberta, Canada:

Title Documents	Farmout Lands and Rights (including related well)	Expiry Date	Nature of Interest	Encumbrances
506010868	Twp 52 Rge 10 W5M: 1	25-Jan-11	0.8974% of	Crown Royalty
	All Natural Gaz in Mannville		YourOilRig.com’s 42% interest
100/11-01-052-10W5/00
596010400	Twp 52 Rge 10 W5M: 12	Indefinite	0.8974% of	Crown Royalty
	All Natural Gaz in Mannville		YourOilRig.com’s 42% interest

Targeted Oil and Gas Interests

Our search for oil and gas leases or interests in leases has been directed towards small and medium-sized oil and natural gas production companies and properties, particularly low risk interests. However, subsequent to acquiring the two interests described above, we have been unable to locate, finance or acquire any additional non-operating interests in producing or development stage oil and gas properties with exploration potential.

Markets

We remain in the development stage. We have not generated any significant revenues yet, as we have had no oil and gas production. We only have a non-operating working interest in two West Central Alberta A & B wells, which are located in Bigoray, Alberta, Canada. The availability of a ready market and the prices obtained for oil and gas produced depends on many factors, including the extent of domestic production and imports of oil and gas, the proximity and capacity of natural gas pipelines and other transportation facilities, fluctuating demand for oil and gas, the marketing of competitive fuels, and the effects of governmental regulation of oil and gas production and sales. A ready market exists for domestic oil and gas through existing pipelines and transportation of liquid products. Whether there exists an international market depends upon the existence of international delivery systems, political and pricing factors.

Competition

We are a new development stage oil and gas company and have a weak competitive position in the industry. We compete with other oil and gas companies for financing and for the acquisition of new oil and gas interests and properties. Many of the oil and gas companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of oil and gas interests or properties of merit, on exploration of their oil and gas properties, or on development of their oil and gas properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of oil and gas properties. This competition could result in competitors having oil and gas properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to achieve the financing necessary for us to conduct further exploration of our oil and gas properties.

We will also compete with other junior oil and gas companies for financing from a limited number of investors that are prepared to make investments in junior oil and gas companies. The presence of competing junior oil and gas companies may impact our ability to raise additional capital in order to fund our acquisition or exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the oil and gas properties under investigation and the price of the investment offered to investors.

Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States and other countries, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

Compliance with Government Regulation

Our current operations are subject to various laws and regulations in US and Canada governing the protection of the environment, conservation, prospecting, development, energy production, taxes, labor standards, occupational health, work safety, toxic substances, chemical products and materials, waste management, and other matters relating to the oil and gas industry.  Permits, registrations or other authorizations are required for the operation of oil and gas exploration and production activities. These permits, registrations or authorizations are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with these regulatory requirements, the provisions of required permits, registrations or other authorizations, and lease conditions, and violators are subject to civil and criminal penalties, including fines, injunctions or both. Failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties. Third parties may have the right to sue to enforce compliance.

We are not aware of any material violations of environmental permits, licenses or approvals issued with respect to our current assets or operations. We believe that the operator of the properties in which we have an interest complies with all applicable laws, rules and regulations relating to the control of air emissions on the properties. At this time, we do not anticipate any material capital expenditures to comply with various environmental requirements.

Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Changes in any of these laws and regulations could have a material adverse effect on business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

U.S. Regulations

Our current assets and operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production. Our assets and operations are also subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some jurisdictions allow the forced pooling or integration of tracts to facilitate exploration while others rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, local conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas that may be produced from the wells and locations in which we have an interest.

Operations on properties in which we have an interest are subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply. Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations. Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production waste as hazardous waste. If such reclassification is successful, it would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on operating costs. From time to time initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on operating costs.  The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability. The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a “hazardous substance” into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.  It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the release of hazardous substances into the environment.

Canadian Regulations

We believe our current assets and operations comply with Canadian laws and regulations related to oil and gas industry. Canada has regulatory provisions relating to permits for the drilling of wells, the spacing of wells, the prevention of oil and natural gas waste, allowable rates of production and other matters. The amount of oil and natural gas produced is subject to control by regulatory agencies in each province that periodically regulate allowable rates of production. In addition to the foregoing, our Canadian assets and operations may be affected from time to time by political developments in Canada and by Canadian federal, provincial and local laws and regulations, such as restrictions on production and export, oil and natural gas allocation and rationing, price controls, tax increases, expropriation of property, modification or cancellation of contract rights, and environmental protection controls.

The Canada Oil and Gas Operations Act provides for the making of regulations concerning the design, safety, construction, installation, inspection, testing, monitoring, operation, maintenance and repair of installations used in the exploration, development and production of oil and gas. The Act prohibits anyone from carrying on any work or activity related to the exploration for or the production of oil or gas unless they first obtain a license or authorization issued by the National Energy Board. As part of the application process, a plan must be submitted which shows that Canadians are being employed and that Canadian goods and services are being used. The National Energy Board may require that certain conditions be fulfilled, for example, that the person obtain appropriate insurance and that environmental studies be carried out. The Oil and Gas Spills and Debris Liability Regulations govern the limits of liability for spills, authorized discharges and debris emanating or originating from work or activity related to the exploration or production of oil and gas. The Canada Oil and Gas Drilling Regulations govern the exploration, drilling and conservation of oil and gas and specifies measures to ensure the safety of these operations. These regulations stipulate that no person may drill a well without authorization and approval, which is obtained upon application to the Chief Conservation Officer.

Except as described above and as more particularly described in the Registrant’s accompanying financial statements, there have been no other material changes in the registrant’s financial condition from the end of the preceding fiscal year to February 28, 2010, the date of the balance sheet provided herein, nor have there been any other material changes in the registrant’s financial condition during the period ending on February 28, 2010, the date of the balance sheet provided herein and commencing on the corresponding date of the preceding fiscal year.

Except as described above and as more particularly described in the Registrant’s accompanying financial statements, there have been no material changes in the registrant's results of operations with respect to the most recent fiscal year ending February 28, 2010, for which an income statement is provided, and the preceding fiscal year.

Reports to Security Holders

The Registrant is a reporting entity and files annual, quarterly and special event reports with the Securities and Exchange Commission, as well as proxy and information statements.

The Registrant will voluntarily make available to security holders upon request a copy of this annual report on Form 10-K, including audited financials.

The public may read and copy any materials filed by the registrant with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1–800–SEC–0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at its web site (http://www.sec.gov).

ITEM 2.    DESCRIPTION OF PROPERTY

The Registrant maintains office space in Las Vegas, Nevada, at minimal cost. It currently does not own any equipment at that location.

ITEM 3.    LEGAL PROCEEDINGS

The Registrant is not a party to any pending or threatened legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant incorporates by reference its preliminary information statement and two amended preliminary information statements filed with the Securities and Exchange Commission on Forms PRE 14-C and PRE 14-C/A on August 21, 2009, March 5, 2010, and April 9, 2010, respectively, each of which describes negotiations and ultimately a transaction structured with Biostem US L.L.C. (“Biostem”) and its predecessor, Biostem US Inc., which has received the approval of a majority of the Company’s stockholders.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During the Registrant’s fiscal year ending February 28, 2010, its common stock traded on the Over-the Counter Bulletin Board (OTCBB) under the symbol EQNX.  As a consequence of the pending change of control transaction described above, the Registrant anticipates a change of its name, CUSIP and stock symbol upon the closing of such transaction. During the Registrant’s last two fiscal years, the high and low trading price for each quarter was as follows:

Year ended February 28, 2010 (1)	High	Low
1st quarter, ended May 31, 2009*	-	-
2nd quarter, ended August 31, 2009	-	-
3rd quarter, ended November 30, 2009	-	-
4th quarter, ended February 28, 2010	$4.15	$4.03

Year ended February 28, 2009 (2)
1st quarter, ended May 31, 2008*	-	-
2nd quarter, ended August 31, 2008*	-	-
3rd quarter, ended November 30, 2008*	-	-
4th quarter, ended February 28, 2009	-	-

(1)	The Registrant's common stock only traded sporadically during this fiscal year.
(2)	The Registrant’s common stock did not trade during this fiscal year.

The Registrant does not maintain any form of stock incentive plan.

Holders of Common Equity

As of February 28, 2010, the Registrant had thirty-five (35) shareholders of record of its common stock.

Dividend Information

As of February 28, 2010, the Registrant has not paid any dividends to its shareholders and does not intend to pay dividends to its shareholders in the foreseeable future.  However, there are no restrictions which would limit the ability of the Registrant to pay dividends in the future.

Sales of Unregistered Securities

The Registrant has not issued any unregistered securities during its fiscal year ending February 28, 2010.

ITEM 6.    SELECTED FINANCIAL DATA

There is no financial data which, if selected, would highlight any significant trends in the registrant's financial condition and results of operations.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Plan of Operation in the Next Twelve Months

Results of Operations for the Years Ended February 28, 2010 and 2009

We only recently acquired the assets that comprise our current business on early 2009.  Therefore, the following financial information is of limited value in evaluating our history and prospects.

Income. We recorded $-0- in revenues for the year ended February 28, 2010, compared with $-0- in revenues for the year ended February 28, 2009. We recorded $1,117 of other income in 2010 compared to zero in 2009.

Operating Expenses. Operating expenses were $26,801 for the year ended February 28, 2010, compared to $3,512 for the year ended February 28, 2009. The largest components of expense items for each of the last two fiscal years were general and administrative costs incurred to meet our reporting obligations as a public company, which were $16,801 and $3,512 for the years ending February 28, 2010 and February 28, 2009, respectively.

Net Loss.  We recorded a loss of $25,684 for the year ended February 28, 2010, compared to $3,512 for the year ended February 28, 2009.

Liquidity and Capital Resources

At February 28, 2010, we had $Nil in current assets and $2,396 in current liabilities, resulting in a working capital deficit of ($2,396). At February 28, 2009, we had $13,462 in current assets and $174 in current liabilities, resulting in a working capital surplus of $13,288.

We do not anticipate paying dividends in the foreseeable future.

At present, we lack sufficient capital resources to fund our operations and business plan for the next twelve months.  We intend to obtain business capital through the use of private equity fundraising or shareholder loans. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Cash Flows from Operating Activities

Net cash used in operating activities was $15,684 for the twelve months ended February 28, 2010, compared to $3,512 for the twelve months ending February 28, 2009.

Cash Flows from Financing Activities

Cash provided by financing activities amounted to $2,222 for the twelve months ended February 28, 2010, compared to $26,974 for the twelve months ended February 28, 2009.

Risk Factors Associated with Plan of Operation

(A) LIMITED PRIOR OPERATIONS, HISTORY OF OPERATING LOSSES, AND ACCUMULATED DEFICIT MAY AFFECT ABILITY OF REGISTRANT TO SURVIVE.

The Registrant has had limited prior operations to date. Since the Registrant's principal activities recently have been limited to seeking new business investments, it has no recent record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

The Registrant has incurred net losses: ($15,684) for the fiscal year ended February 28, 2010 and ($3,512) for the fiscal year ended February 28, 2009. At February 28, 2010, the Registrant had an accumulated deficit of ($29,196). This raises substantial doubt about the Registrant's ability to continue as a going concern.

As a result of the fixed nature of many of the Registrant's expenses, the Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development of the Registrant's business or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Registrants business, operations and financial condition.

(B)  NEED FOR ADDITIONAL FINANCING MAY AFFECT OPERATIONS AND PLAN OF BUSINESS.

The working capital requirements associated with any adopted plan of business of the Registrant may be significant. The Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations (an amount which is as yet to be determined). However, such financing, when needed, may not be available, or on terms acceptable to management. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. The Registrant's independent accountant audit report included in this Form 10-K includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on the Registrant's financial condition, which could require the Registrant to:

o        curtail operations significantly;
o        sell significant assets;
o        seek arrangements with strategic partners or other parties that may require the Registrant to relinquish significant rights to its assets or markets;
o        explore other strategic alternatives including a merger or sale of the Registrant.

To the extent that the Registrant raises capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrant's operations. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant may seek to compensate providers of services by issuance of stock in lieu of cash, which will also result in dilution to existing shareholders.

(C)  LOSS OF ANY OF CURRENT MANAGEMENT COULD HAVE AN ADVERSE IMPACT ON BUSINESS AND PROSPECTS OF THE REGISTRANT.

The Registrant's success is dependent upon the hiring and retention of key personnel. None of the officers or directors has any employment or non-competition agreement with the Registrant. Therefore, there can be no assurance that these personnel will remain employed by the Registrant. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects.

In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights as stockholders to make decisions which affect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless they are willing to entrust all aspects of the management of the Registrant to its officers and directors.

(D)  POTENTIAL CONFLICTS OF INTEREST MAY AFFECT ABILITY OF OFFICERS AND DIRECTORS TO MAKE DECISIONS IN THE BEST INTERESTS OF REGISTRANT.

The officers and directors of the Registrant have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors which may not be susceptible to resolution.

In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors of the Registrant, any proposed investments for its evaluation.

(E)  LIMITATIONS ON LIABILITY, AND INDEMNIFICATION, OF DIRECTORS AND OFFICERS MAY RESULT IN EXPENDITURES BY REGISTRANT.

The Registrant is permitted by Nevada law to eliminate the personal liability of directors, officers and employees of the Registrant for monetary damages arising from claims of a breach of their fiduciary duties to the Registrant. Any such limitation of the liability of any director, or indemnification of directors, officer, or employees could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(F)  ABSENCE OF CASH DIVIDENDS MAY AFFECT INVESTMENT VALUE OF REGISTRANT'S STOCK.

The board of directors of the Registrant does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Registrant as well as legal limitations on the payment of dividends out of paid-in capital.

(G)  NON-CUMULATIVE VOTING MAY AFFECT ABILITY OF SOME SHAREHOLDERS TO INFLUENCE MANGEMENT OF REGISTRANT.

Holders of the shares of common stock of the Registrant are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(H)  NO ASSURANCE OF CONTINUED PUBLIC TRADING MARKET AND RISK OF LOW PRICED SECURITIES MAY AFFECT MARKET VALUE OF REGISTRANT'S STOCK.

There has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is currently quoted on the Over-The-Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to regulations adopted by the Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(I)  FAILURE TO MAINTAIN MARKET MAKERS MAY AFFECT VALUE OF REGISTRANT'S STOCK.

If the Registrant is unable to maintain National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Registrant will be able to maintain such market makers.

(J)  SALE OF SHARES ELIGIBLE FOR FUTURE SALE COULD ADVERSELY AFFECT THE MARKET PRICE.

If a substantial number of the shares of common stock of the Registrant that have been issued in reliance on Rule 144 under the Securities Act of 1933 were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

CRITICAL ACCOUNTING POLICIES.

The Securities and Exchange Commission has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include the use of estimates in the preparation of financial statements. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

The preparation of these financial statements requires the Registrant to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Registrant evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Registrant bases its estimates on historical experience and on various other assumptions that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

FORWARD LOOKING STATEMENTS.

The foregoing plan of operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, its operating losses and negative cash flow, and its critical accounting policies. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements as of and for the year ended February 28, 2010, for the year ended February 28, 2009, and for the period from inception to February 28, 2010, are presented in a separate section of this report following the Signature page.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 9A.         DISCLOSURE CONTROLS AND PROCEDURES

As of February 28, 2010, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Registrant’s disclosure controls and procedures were not effective.

The Registrant also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the fiscal year ended February 28, 2010, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of our Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with generally accepted accounting principles, including those policies and procedures that:

-	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the year ended February 28, 2010, our management has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Management conducted its evaluation of the Registrant’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our company. The small number of employees who are responsible for accounting functions (specifically, one) prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. There were no changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.     OTHER INFORMATION

The Registrant reported the following current events required to be reported on Form 8K during the fiscal year ended February 28, 2010:

(a)	Acquisition of stem cell biotechnology from Biostem US L.L.C. for control shares, reported on March 1, 2010, as more particularly described above.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ROBERT TYLER YURCKONIS   Director, Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary of the Company.

Mr. Yurckonis, age 38, has for the past five years been employed as Marketing Director of the Caragiulos Restaurant Group, a food and entertainment enterprise headquartered in Sarasota, Florida, which is not a parent, subsidiary or other affiliate of the Company.  Mr. Yurckonis was appointed to the Board and each of the officer positions described above (except Secretary) on October 29, 2009, and became Secretary upon the resignation from such position of Ms. Elena Dannikova on December 27, 2009. There is no plan, contract or arrangement (whether or not written) which Robert T. Yurckonis and the Company have entered into or in which Robert T. Yurckonis participates in connection with his appointment and service as a director and officer of the Company.

Significant Employees.

The Registrant has no employees.

No officer or director of the Registrant has been, within the past five years, involved in any legal proceedings, including bankruptcy, criminal proceedings or civil, nor are they subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of an court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

The Board of Directors consists solely of Robert Tyler Yurckonis, who also acts as the Registrant’s audit committee.

Compliance with Section 16(a) of the Exchange Act.

As of the date of filing this report, the Registrant is not aware of any person who, at any time during the year ended February 28, 2010, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant that failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior years.

Code of Ethics

As of the date of filing this report, the Registrant has not adopted a Code of Ethics

ITEM 11. EXECUTIVE COMPENSATION.

Executive officers and directors of the Registrant do not currently receive and are not accruing any compensation:

SUMMARY COMPENSATION TABLE

		Annual compensation			Long-term compensation
		Salary ($) (c)	Bonus ($) (d)	Other annual compen-sation ($) (e)	Awards		Payouts	All other compen- sation ($) (i)
Name and principal position (a)					Restricted stock award(s) ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP payouts ($) (h)
Elena Dannikova	2010	$0	-	-	-	-	-	-
President/CEO (1)	2009	$0	-	-	-	-	-	-
	2008	$0	-	-	-	-	-	-
Robert T. Yurckonis
President/CEO (2)	2010	$0	-	-	-	-	-	-

(1) Ms. Dannikova was appointed to the board of directors and elected Chief Executive Officer on November 5, 2008.  She resigned from all positions with the Company in December 2009, as reported by the Company in its current report on Form 8-K, filed December 30, 2009.

(2) Mr. Yurckonis was appointed to the board of directors and elected Chairman, Chief Executive Officer, President, Chief Operating Officer, Treasurer and Chief Financial Officer on October 29, 2009, as reported by the Company in its current report on Form 8-K, filed October 30, 2009.

The Registrant does not maintain any stock or other form of incentive plan.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of February 28, 2010 (4,640,000 common shares issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Elena Dannikova 3300 South Decatur,#10542 Las Vegas NV 89102	2,500,000 Shares	53.88%
Common Stock	Robert T. Yurckonis (P,D) 3300 South Decatur,#10542 Las Vegas NV 89102	None	0.00%
Common Stock	All Directors and Officers as a Group (1 person)	None	0.00%

(1) None of these security holders has the right to acquire any amount of shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after the date indicated in the table are deemed beneficially owned by the optionees. Subject to any applicable community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as otherwise disclosed elsewhere herein, during the last two fiscal years there have not been any transactions between the Registrant and any of its officers, directors, and five percent or greater shareholders.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.           Audit Fees:     Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-Q:
2010:           $10,000
2009:           $  7,500

2.           Audit-Related Fees:    Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2010:           $0
2009:           $0

3.           Tax Fees:    Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2010:           $0
2009:           $0

4.           All Other Fees:    Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2010:           $0
2009:           $0

5.           Audit Committee Pre-Approval Procedures.  The Board of Directors has not, to date, formerly chartered and appointed an Audit Committee.  Director Robert Tyler Yurckonis has served to date as the Company’s Audit Committee.

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENTS

(a)	Documents filed as part of this report:

(1)	Report of Independent Registered Public Accounting Firm
Financial Statements covered by the Report of Independent Registered Public Accounting Firm:
Balance Sheet as of February 28, 2010 and February 28, 2009;
Statements of Operations for the Years ended February 28, 2010, and 2009, and for the cumulative period since inception;
Statements of Stockholders’ Equity/Deficiency for the years ended February 28, 2010 and 2009;
Statements of Cash Flows for the years ended February 28, 2010 and 2009, and for the cumulative period since inception; and
Notes to Financial Statements for the years ended February 28, 2010 and 2009.

(b)	Exhibits included or incorporated by reference herein are set forth in the following Exhibit Index.

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
23.1	Consent of Independent Public Accounting Firm	Included
31.1	Sect. 302 Certification	Included
31.2	Sect. 302 Certification	Included
32.1	Sect. 906 Certification	Included

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUINOX INTERNATIONAL, INC.

Date: May 10, 2010

/s/ Robert Tyler Yurckonis
Robert Tyler Yurckonis
Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

EQUINOX INTERNATIONAL, INC.

Date: May 10, 2010

/s/ Robert Tyler Yurckonis
Robert Tyler Yurckonis
Chief Executive Officer and Chief Financial Officer

EQUINOX INTERNATIONAL, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

FEBRUARY 28, 2010 and 2009

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Equinox International, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheet of Equinox International, Inc. (a development stage company) as of February 28, 2010 and 2009, and the related  statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from November 5, 2008 (inception) through February 28, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the  financial statements referred to above present fairly, in all material respects, the  financial position of Equinox International, Inc. as of February 28, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, and for the period from November 5, 2008 (inception) through February 28, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying  financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/ RONALD R. CHADWICK, P.C.
May 7, 2010	Ronald R. Chadwick, P.C.

EQUINOX INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheet
Audited

Assets
	February 28	February 28,
	2010	2009
Current Assets
Cash	$-	$13,462
Total Current Assets	-	13,462

Other Assets
Oil and Gas Property	0	10,000
Total Other Assets	0	10,000

Total Assets	$0	$23,462
Liabilities and Stockholders’ Equity (Deficit)

Long Term Liabilities
Loan from Director	$2,396	$174
Total Long Term Liabilities	2,396	174

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
4,640,000 shares issued and outstanding	4,640	4,640

Additional paid-in-capital	22,160	22,160
Deficit accumulated during the development stage	(29,196)	(3,512)
Total stockholders’ equity (deficit)	(2,396)	23,288
Total liabilities and stockholders’ equity (deficit)	$00	$23,462

The accompanying notes are an integral part of these audited financial statements.

EQUINOX INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Operations
Audited

	Year Ended February 28, 2010	Year Ended February 28, 2009	From Inception on November 5, 2008 to February 28, 2010
Expenses
General and administrative expense	16,801	3,512	20,313
Write-off Oil & Gas Properties	10,000	--	10,000
Operating income (loss)	(26,801)	(3,512)	(30,313)

Other income(expense)			--
Interest income	1,117	--	1,117
Total other income (expense)
Net (loss)	$(25,684)	$(3,512)	$(29,196)

(Loss) per common share – Basic and diluted	$(0.006)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	4,640,000	4,640,000	4,640,000

The accompanying notes are an integral part of these audited financial statements.

EQUINOX INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Stockholders’ Equity
From Inception on November 5, 2008 to February 28, 2010
Audited

	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit Accumulated During Development Stage	Total

Balance at inception on November 5, 2008
January 20, 2009
Common shares issued for cash at $0.001	3,000,000	$3,000	$-	$-	$3,000
February 2, 2009
Common shares issued for cash at $0.01	900,000	900	8,100	-	9,000
February 20, 2009
Common shares issued for cash at $0.02	740,000	740	14,060		14,800
Balance as of February 28, 2009	4,640,000	4,640	22,160	(3,512)	23,288
Current Year Net (loss)				(29,196)	(29,196)
Balance as of February 28, 2010	4,640,000	$4,640	$22,160	$(29,196)	$(2,396)

The accompanying notes are an integral part of these audited financial statements.

EQUINOX INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows
Audited

	Year Ended February 28, 2010	Year Ended February 28, 2009		From Inception on November 5, 2008 to February 28, 2010
Operating Activities
Net (loss)	$(25,684		$(3,512)	$(29,196)
Change in operating assets and liabilities
Write down of asset	10,000		--	10,000
Net cash (used) for operating activities	(15,684		(3,512)	(19,196)

Investing Activities
Oil and gas property acquisition costs	--		(10,000)	(10,000)
Net Cash provided by (used in) Investing Activities	--		(10,000)	(10,000)

Financing Activities
Loans from Director	2,222		174	2,396
Sale of common stock	-		26,800	26,800
Net cash provided by financing activities	2,222		26,974	29,196

Net increase (decrease) in cash and equivalents	(13,462)		13,462	--

Cash and equivalents at beginning of the period	13,462		--	-
Cash and equivalents at end of the period	$-		$13,462	$--

Supplemental cash flow information:

Cash paid for:

Interest	$-	$		$-
Taxes	$-		$-	$-

Non-Cash Activities	$-		$-	$-

EQUINOX INTERNATIONAL, INC.
(A Development Stage Company)
Notes To The Financial Statements
February 28, 2010 and 2009

1. ORGANIZATION AND BUSINESS OPERATIONS

EQUINOX INTERNATIONAL, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 5, 2008.  The Company is in the development stage as defined under Accounting Standards Codification Topic 915, Development Stage Enterprises, and intends to commence operations in oil & gas exploration and production industry in North America.  As at February 28, 2010, the Company had a loss from operations of $26,801, working capital equity of zero and has earned $1,117 in revenues as other income since inception.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $29,196 as of February 28, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with private placement of common stock.

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

g) Stock-based Compensation
Stock-based compensation is accounted for at fair value in accordance with ACS Topic No. 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

EQUINOX INTERNATIONAL, INC.
(A Development Stage Company)
Notes To The Financial Statements
February 28, 2010 and 2009

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

i) Basic and Diluted Net Loss per Share
The Company computes net loss per share in  accordance  with ACS Topic No. 260,"Earnings per Share", which requires presentation of both basic and diluted  earnings  per  share  (EPS) on the face of the income  statement.
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
February 28, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events

(Included in ASC 855 “Subsequent Events”)

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

During the period November 5, 2008  (inception)  to February 28, 2010, the Company  sold  a  total of 4,640,000 shares of common stock  for  total  cash proceeds  of  $26,800.  The Company has not sold or issued any shares of common stock subsequent to February 28, 2010.

4. INCOME TAXES

 As of February 28, 2010, the Company had net operating loss carry forwards of approximately $29,196 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. OIL AND GAS PROPERTY

In February 2009, the Company acquired by farmout for $10,000 the right to earn a ..38% working interest in two wells in the Bigoray Area of West Central Alberta, Canada, by paying the costs of workover, equipping and tie in on the two wells. During the year ending February 28, 2010 the Company wrote off the value of the workout interest to zero.

EQUINOX INTERNATIONAL, INC.
(A Development Stage Company)
Notes To The Financial Statements
February 28, 2010 and2009

6. RELATED PARTY TRANSACTIONS

On November 5, 2008, a  related party loaned the Company $174. The loan is non-interest bearing, due upon demand and unsecured.  The loan was paid in full on November 24, 2009.  Subsequently, a related party loaned the Company $2,396, which loan is likewise non-interest bearing, due upon demand and unsecured.

7. CHANGE OF CONTROL TRANSACTION

With the approval of its Board of Directors and the consent of a majority of its outstanding shareholders, the Company entered into an asset purchase agreement on February 25, 2010, with Biostem US L.L.C. (“Biostem”), a Florida limited liability company, pursuant to which the Company will acquire certain proprietary and exclusive biotechnology from Biostem in exchange for a quantity of newly issued common shares of the Company.  As a result of the proposed transaction, Biostem (or, at the option of Biostem, the members of Biostem) would acquire control of the Company and would appoint the directors and officers of the Company.  As of April 30, 2010, the transaction has not been consummated.

8. INCOME TAXES

a) Deferred Income Taxes

The Company has no deferred income tax assets.

b) Current Income Taxes

The Company has no current income tax liabilities.

c) Income tax losses carried forward

The Company has non-capital losses for tax purposes which may possibly be applied against future taxable income.

10. SEGMENTED INFORMATION

The Company operates in only one business segment, namely the oil & gas exploration and production industry in North America. All of the Company’s assets are located in Canada.

11. FAIR VALUE MEASUREMENTS

The Company follows ASC 820-10, “Fair Value Measurements and Disclosures” (ASC 820-10), which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

CURRENT BUSINESS OPERATIONS
EQUINOX INTERNATIONAL, INC.
(A Development Stage Company)
Notes To The Financial Statements
February 28, 2010 and 2009

• Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Fair valued assets that are generally included in this category are cash equivalents comprised of money market funds, restricted cash and short-term investments.

• Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

At December 31, 2009 and 2008, the Company did not have any fair valued assets or liabilities classified as Level 2.

• Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

At February 28, 2010, and 2009, the Company did not have any fair valued assets or liabilities classified as Level 3.

Assets measured at fair value as of February 28, 2010 and 2009 are classified below based on the three fair value hierarchy tiers described above (in thousands):

	- - Fair Value Measurement Using - -
Carrying Value	Level 1	Level 2	Level 3
February 28, 2010
Cash	$0	$-	$-
February 28, 2009
Cash	$13,462	$-	$-

12. SUBSEQUENT EVENT

On April 20, 2010, the Company filed an amendment to its articles of incorporation with the Secretary of State for the State of Nevada for the purpose of increasing its authorized capital shares from 75 million common shares, par value $.001 per share to 200 million common shares, par value $.001 per share, and changing its name to “Biostem U.S. Corporation”, with both changes having a delayed effective date of the close of business on May 5, 2010, in order to accommodate the consummation of the change of control transaction more particularly described in Note 7 above. The Company anticipates closing such change of control transaction at that time, which will require the Company to issue 20,400,000 new restricted shares of its common stock to Biostem (or, at the election of Biostem, to the members of Biostem) and undergo a change of CUSIP number and stock symbol.  The required notices of the name change, increased share capital and CUSIP change have been filed by the Company with the Financial Industry Regulatory Authority, Standard & Poor’s, and the Depository Trust Corporation.