Form 10-Q
period 2010-05-31
BIOSTEM U.S. CORP
filed 2010-07-14
CIK 1455380

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 333-158560

BIOSTEM U.S. CORPORATION
Exact Name of Company as Specified in Its Charter)

Nevada	80-0324801
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer or Organization Identification No.)

1266 Turner Street Clearwater, FL 33756	(800) 883-4249
(Address of Principal Executive Offices).	(Company’s Telephone Number)

(Former Name or Former Address, if Changed Since Last Report)
EQUINOX INTERNATIONAL, INC
3300 South Decatur, #10542
Las Vegas NV 89102

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

As of July 14, 2010   there were 25,040,000 shares of Common Stock of the issuer outstanding.

EQUINOX INTERNATIONAL, INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS
EQUINOX INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheet

Assets
	May 31,	February 28,
	2010	2010
	(Unaudited)	(Audited)

Total Assets	$--	$--
Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$6,740	$0
Advances	7,164	2,396
Total Liabilities	13,904	2,396

Stockholders’ Deficit

Common stock, $0.001par value, 200,000,000 shares authorized;
25,040,000 shares issued and outstanding	25,040	4,640

Additional paid in capital	1,760	22,160
Deficit accumulated during the development stage	(40,704)	(29,196)
Total stockholders’ deficit	(13,904)	(2,396)
Total liabilities and stockholders’ deficit	$--	$--

The accompanying notes are an integral part of the unaudited financial statements

EQUINOX INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended May 31, 2010	Three Months Ended May 31, 2009	From Inception November 5, 2008 to May 31, 2010
Revenue	$-	341	-
Total Revenues	-	341	-
Expenses
General and Administrative Expenses	11,508	6,877	31,821
Impairment of oil and gas			10,000
Total expenses	11,508	6,877	41,821
Net operating loss	(11,508)	--	(41,821)
Other income		--	1,117
Interest income
Total other income			1,117

Net loss	$(11,508)	(6,536)	(40,704)

Loss per common share – Basic and diluted	$(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	9,347,692	4,640,000	--

The accompanying notes are an integral part of the unaudited financial statements

BIOSTEM U.S. CORPORATION
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months EndedMay 31, 2010	Three Months Ended May 31, 2009	From Inception on November 5, 2008 to May 31, 2010
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(11,508)	$(6,536)	$(40,704)
Impairment loss	--	--	10,000
Adjustments to reconcile net income (loss) to cash used
in operating activities
Accounts payable	6,740	--	6,740
NET CASH FLOW USED IN OPERATING ACTIVITIES	(4,768)	(6,536)	(23,964)

CASH FLOW USED IN INVESTING ACTIVITIES
Oil and gas property acquisition costs	-	--	(10,000)
NET CASH USED IN INVESTING ACTIVITIES	-	--	(10,000)

CASH FLOW FROM FINANCING ACTIVITIES
Advances	4,768	--	7,164
Sale of common stock	-		26,800
NET CASH FLOW PROVIDIED IN FINANCING ACTIVITIES	4,768	--	33,964

Net decrease in cash	--	(6,536)	--
Cash at beginning of the period	--	13,462	-
Cash at end of the period	--	--	--

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest	$--	$--	$--
Taxes	$-	$-	$-
Non-Cash investing and financing

The accompanying notes are an integral part of the unaudited financial statements

BIOSTEM U.S. CORPORATION
(A Development Stage Company)
Notes To The Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Our Company was incorporated as Equinox International, Inc. on November 5, 2008, in the state of Nevada, and has a class of shares registered with the Securities and Exchange Commission on Form S-1 as SEC File No. 333-158560, filed on April 14, 2009. Since inception, the Company has been in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (ASC 915) with a plan to commence operations in oil & gas exploration and production industry in North America.

The Company’s name was changed to “Biostem U.S. Corporation” on May 5, 2010, in furtherance of a transaction consummated on May 11, 2010, pursuant to which control of the Company was acquired by the members of Biostem US L.L.C. (Biostem LLC”), a Florida limited liability company, pursuant to an Asset Purchase Agreement between the Company and Biostem LLC, and under which the Company acquired certain Biostem medical technology from Biostem LLC. The technology includes surgical and non-surgical hair restoration and cellular therapy known as Platelet Rich Cellular Therapy (PRP).

As a consequence of such control change, the Company discontinued its former oil and gas business and instead pursues commercial exploitation of the biotechnology acquired from Biostem LLC.

NOTE 2 - BASIS OF PRESENATION

The accompanying unaudited interim consolidated financial statements of Biostem U.S. Corporation. (“Biostem”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Biostem February 28, 2010 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 28, 2010 as reported on Form 10-K, have been omitted.

NOTE 3 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $40,704 as of May 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with private placement of common stock.

 NOTE 4 - EQUITY

On May 11, 2010 the Company issued 20,400,000 at $0.001 per share for a value of $20,400 for the acquisition of intellectual property in a share exchange agreement as noted in Note 7 below.  Due to the seller of the intellectual property retaining control of the assets through their control of the Company, the assets were recorded at the seller’s basis of $0.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the course of the previous year a director has advanced the Company money for operating expenses. As of May 31, 2010 the director has resigned due to the change in control of the Company. As of May 31, 2010 the outstanding balance due was $7,164.

NOTE 6 - IMPAIRMENT LOSS

In February 2009, the Company acquired by farm out for $10,000 the right to earn a .38% working interest in two wells in the Bigoray Area of West Central Alberta, Canada, by paying the costs of work over, equipping and tie in on the two wells. On May 11, 2010 the Company impaired the value of the oil and gas property decreasing its value to zero.

NOTE 7 - CHANGE OF CONTROL

On February 25, 2010, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Biostem US L.L.C. (Biostem LLC”), a Florida limited liability company, pursuant to which the Company would acquire an assignment from Biostem LLC of certain proprietary medical processes, techniques and technical information (the “Intellectual Property”) in exchange for a quantity of newly issued common shares of the Company.  As a result of the proposed transaction under the Agreement, Biostem LLC (or, at the option of Biostem LLC, the members of Biostem LLC) would acquire control of the Company. The transaction described in the Agreement was consummated on May 11, 2010 (the “Closing”), at which time the Intellectual Property was transferred to the Company, the name of the Company had been changed to “Biostem U.S. Corporation”, the principal offices of the Company were moved to those of Biostem LLC, the authorized capital of the Company had been increased from 75 million common shares, par value $.001, to 200 million common shares, par value $.001, and the Company issued Twenty Million Four Hundred Thousand (20,400,000) new restricted common shares of the Company to the members of Biostem LLC (Biostem LLC having previously elected to have such shares issued directly to its members, as permitted by the Agreement).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

The Company was incorporated as Equinox International, Inc. on November 5, 2008, in the State of Nevada, and has a class of shares registered with the Securities and Exchange Commission on Form S-1 as SEC File No. 333-158560, filed on April 14, 2009. Since inception, the Company has been in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) with a plan to commence operations in oil & gas exploration and production industry in North America.

The Company’s name was changed to “Biostem U.S. Corporation” on May 5, 2010, in furtherance of a transaction consummated on May 11, 2010, pursuant to which control of the Company was acquired by the members of Biostem US L.L.C. (Biostem LLC”), a Florida limited liability company, pursuant to an Asset Purchase Agreement between the Company and Biostem LLC, and under which the Company acquired certain Biostem medical technology from Biostem LLC. The technology includes surgical and non-surgical hair restoration and cellular therapy known as Platelet Rich Cellular Therapy (PRP).

As a consequence of such control change, the Company discontinued its former oil and gas business and instead pursues commercial exploitation of the biotechnology acquired from Biostem LLC.

RESULTS OF OPERATION

During the three month period ending May 31, 2010 the Company had no revenue and general and administrative expenses of $11,508. This compares to $341 of other income and general and administrative cost of $6,877 during the same period in 2009.  Net loss for the three period ending May 31, 2010 was $11,508 compared to a net loss of $6,536 during the same period in 2009.  The Company had a change in operations during the three month period ending May 31, 2010 and operations of the new operation had not commenced to generate revenue during the transitional period.

LIQUIDITY AND CAPITAL RESOURCES

As at the three-month period ended May 31, 2010, the current assets were $0; and the current liabilities were $13,904, which resulted in a working capital deficit of$13,904. Stockholders’ deficit was$13,504 for the three-month period ended May 31, 2010.

Cash Flows from Operating Activities

For the three-month period ended May 31, 2010 and 2009, net cash flows used in operating activities was $4,768 in 2010 and $6,536 in 2009. Net cash flows used in operating activities was $23,964 for the period from inception (November 5, 2008) to May 31, 2010.

Cash Flows from investing activities

During the three month period ending May 31, 2010 the net cash used in investing activities was zero and 2009 the net cash used in investing activities was $10,000.

Cash Flows from Financing Activities

The Company has financed its operations primarily from either advances or the issuance of equity and debt instruments. For the period ending May 31, 2010 net cash provided by financing activities was $4,768 while during the same period in 2009 the amount was zero. Funds for the financing activity during the quarter in 2010 consisted of advances to the Company

PLAN OF OPERATION AND FUNDING

The plan of operations for the next twelve months is to pursue consummation of the Biostem transaction described in Note 7 of the financial statements.

We expect that working capital requirements will continue to be funded through a combination of borrowings and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are not currently adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities, if available, would result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavours or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our February 28, 2010 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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
An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended May 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 11, 2010 the Company issued 20,400,000 share of restricted common stock for the acquisition of Intellectual property with a value of $20,400 ($0.001 pr share). Due to the seller of the intellectual property retaining control of the assets through their control of the Company, the assets were recorded at the seller’s basis of $0.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

On July 8, 2010 the Company appointed MaloneBailey, LLP as auditors of the Company. The Company dismissed Ronald R Chadwick, PC the former auditor of the Company.

On April 7, 2010 and subsequently on June 30, 2010 the Company received correspondence from the Security and Exchange Commission pertaining to deficiencies in the 8-K filed on August 20, 2009. The Company is in the process of correcting the deficiencies and answering the specific points noted by the SEC. The Company feels the corrections will satisfy the correspondence received.

On February 25, 2010, the Company filed an 8-K of an Asset Purchase Agreement (with Biostem US L.L.C. to which the Company would acquire an assignment from Biostem of certain proprietary medical processes, techniques and technical information (the “Intellectual Property”).  As a result of the proposed transaction under the Agreement, Biostem would acquire control of the Company. The transaction described in the Agreement was consummated on May 11, 2010 (the “Closing”), at which time the Intellectual Property was transferred to the Company, the name of the Company had been changed to “Biostem U.S. Corporation”, the principal offices of the Company were moved to those of Biostem LLC, the authorized capital of the Company had been increased from 75 million common shares, par value $.001, to 200 million common shares, par value $.001, and the Company issued Twenty Million Four Hundred Thousand (20,400,000) new restricted common shares of the Company to the members of Biostem LLC.

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

32.2 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSTEM U.S. CORPORATION

Dated: July 14, 2010

	By:	/s/ John Satino
John Satino President and Chief Executive Officer

Dated: July 14, 2010
	By:	/s/ Ron Sloma
Ron Sloma Chief Financial Officer