Form 10-Q
period 2010-08-31
BIOSTEM U.S. CORP
filed 2010-10-07
CIK 1455380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: August 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 333-158560

BIOSTEM U.S. CORPORATION
Exact Name of Company as Specified in Its Charter)

Nevada	80-0324801
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer or Organization Identification No.)

   1266 Turner Street  Clearwater, FL 33756
  (Address of Principal Executive Offices

        (800) 883-4249
(Company’s Telephone Number)

EQUINOX INTERNATIONAL, INC
3300 South Decatur, #10542
Las Vegas NV 89102
(Former Name or Former Address, if Changed Since Last Report)

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

As of October 7, 2010   there were 25,040,000 shares of Common Stock of the issuer outstanding.

BIOSTEM U.S. CORPORATION

Form 10-Q

i

PART I

ITEM 1. FINANCIAL STATEMENTS

BIOSTEM U.S. CORPORATION
(A Development Stage Company)
Balance Sheets
(Unaudited)

	August 31,	February 28,
	2010	2010
ASSETS

Total assets	$--	$--

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$5,568	$--
Advances	7,164	--
Advances – related parties	4,961	2,396
Total current liabilities	17,693	2,396

Stockholders’ deficit
Common stock, par value $0.001
authorized 200,000,000 shares,
issued and outstanding 25,040,000
as August 31, 2010 and 4,600,000 as of
February 28, 2010	25,040	4,600
Additional paid-in capital	1,760	22,160
Accumulated deficit during development stage	(44,493)	(29,196)
Total stockholders’ deficit	(17,693)	(2,396)

Total liabilities and stockholders’ deficit	$--	$--

The accompanying notes are an integral part of the unaudited financial statements

BISOTEM U.S. CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
 STATEMENTS OF EXPENSES
(Unaudited)

					From
					Inception
					(November 5,
	Three Months Ended August 31,		Six Months Ended August 31		2008) to
					August 31
	2010	2009	2010	2009	2010

Selling, general and
administrative expenses	$3,791	$1,077	$15,297	$8,751	$35,610
Write down	--	--	--	--	10,000

Loss from operations	(3,791)	(1,077)	(15,297)	(8,751)	(45,610)

Other Income
Other income	--	--	--	959	1,117

Net loss	$(3,791)	$(1,077)	$(15,297)	$(7,612)	$(44,493)
Loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number
of common shares outstanding	25,040,000	4,600,000	17,057,391	4,600,000

The accompanying notes are an integral part of the unaudited financial statements

BIOSTEM U.S. CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended August 31,		From inception (November 5, 2008) to August 31, 2010

	2010	2009
Cash Flows From Operating Activities:
Net loss	$(15,297)	$(7,612)	$(44,493)
Adjustments to reconcile net loss to
net cash used in operating activities:
Impairment expenses	--	--	10,000
Changes in operating assets and liabilities:
Accounts payable	5,568	--	5,568

Net cash used in operating activities	(9,729)	(7,612)	(28,925)

Cash Flows From Investing Activities:
Oil and gas property acquisition		-	(10,000)

Net cash used in investing activities	--	-	(10,000)

Cash Flows From Financing Activities:
Advances	7,164		7,164
Advances – related party	2,565	--	4,961
Sale of common stock	--	--	26,800

Net cash provided by financing activities	9,729	26,974	38,925

Net increase(decrease)in cash	--	(7,612)	--
Cash at beginning of period	--	13,461	--
Cash at end of period	$--	$7,612	$--

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

NOTE 3 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit as of August 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with private placement of common stock.

NOTE 4 - EQUITY

On May 11, 2010 the Company issued 20,400,000 at $0.001 per share for a value of $20,400 for the acquisition of intellectual property in a share exchange agreement as noted in Note 8 below.  Due to the seller of the intellectual property retaining control of the assets through their control of the Company, the assets were recorded at the seller’s basis of $0.

NOTE 5 - ADVANCES

During the course of the year a former director advanced the Company money for operating expenses. The director has resigned due to the change in control of the Company and is no longer a related party. As of August 31, 2010 the outstanding balance due was $7,164 this balance is unsecured, bears no interest and is due on demand.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months period ending August 31, 2010 two officers and directors advanced the Company $4,961 this balance is unsecured, bears no interest and is due on demand.

NOTE 7 - IMPAIRMENT LOSS

In February 2009, the Company acquired by farm out for $10,000 the right to earn a .38% working interest in two wells in the Bigoray Area of West Central Alberta, Canada, by paying the costs of work over, equipping and tie in on the two wells. On May 11, 2010 the Company impaired the value of the oil and gas property decreasing its value to zero.

NOTE 8 - CHANGE OF CONTROL

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

The Company was incorporated as Equinox International, Inc. on November 5, 2008, in the State of Nevada, and has a class of shares registered with the Securities and Exchange Commission on Form S-1 as SEC File No. 333-158560, filed on April 14, 2009. Since inception, the Company has been in the development stage as defined under ASC 915-15, Development Stage Enterprises with a plan to commence operations in oil & gas exploration and production industry in North America.

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

RESULTS OF OPERATION

During the three and six months period ending August 31, 2010 the Company had no revenue and general and administrative expenses of $3,791 and $15,297 respectively. This compares to $341 of other income and general and administrative cost of $1,077 and $7,954 during the same periods in 2009.  Net loss for the three and six months period endings August 31, 2010 was $3,791 and $15,297compared to a net loss of $1,077 and $7,612 during the same periods in 2009.  The Company had a change in operations during the three month period ending May 31, 2010 and operations of the new operation had not commenced to generate revenue during the transitional period.

LIQUIDITY AND CAPITAL RESOURCES

As at the six month period ended August 31, 2010, the current assets were $0; and the current liabilities were $17,693, which resulted in a working capital deficit of $17,693. Stockholders’ deficit was $17,693 for the six month period ended August 31, 2010.

Cash Flows from Operating Activities

For the six month period ended August 31, 2010 and 2009, net cash flows used in operating activities was $9,729 in 2010 and $7,612 in 2009. Net cash flows used in operating activities was $28,925 for the period from inception (November 5, 2008) to August 31, 2010.

Cash Flows from investing activities

During the six month period ending August 31, 2010 and 2009 the net cash used in investing activities was zero,

Cash Flows from Financing Activities

The Company has financed its operations primarily from either advances or the issuance of equity and advances from related parties. For the six month period ending August 31, 2010 net cash provided by financing activities was $9,729 while during the same period in 2009 the amount was zero. Funds for the financing activity during 2010 consisted of advances to the Company

PLAN OF OPERATION AND FUNDING

The plan of operations for the next twelve months is to pursue consummation of the Biostem transaction described in Note 8 of the financial statements.

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
An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Biostem U.S. Corporation

Dated: October 7, 2010
	By:	/s/ John Satino
John Satino, President and Chief Executive Officer

Dated: October 7, 2010
	By:	/s/ Ron Sloma
Ron Sloma, Chief Financial Officer