Form 10-Q
period 2010-11-30
BIOSTEM U.S. CORP
filed 2011-01-14
CIK 1455380

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 333-158560

BIOSTEM U.S. CORPORATION
Exact Name of Company as Specified in Its Charter)

Nevada	80-0324801
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer or Organization Identification No.)

   1266 Turner Street Clearwater, FL 33756
 (Address of Principal Executive Offices.)

          (800) 883-4249
          (Company’s Telephone Number)

N/A
(Former Name or Former Address, if Changed Since Last Report)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer Non-accelerated filer	☐ ☐	Accelerated filed Smaller reporting company	☐ ☑

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of January 14, 2011   there were 30,040,000 shares of Common Stock of the issuer outstanding.

BIOSTEM U.S. CORPORATION.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

BIOSTEM U.S. CORPORATION
(A Development Stage Company)
Balance Sheets
(Unaudited)

	November 30,	February 28,
	2010	2010
ASSETS

Cash and cash equivalents	$400,277	--
Prepaid-improvements	10,500	--

Total current assets	$410,777	$--

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$5,568	$--
Advances	7,164	--
Advances – related parties	58,389	2,396
Total current liabilities	71,121	2,396

Stockholders’ equity(deficit)
Common stock, par value $0.001
authorized 200,000,000 shares,
issued and outstanding 30,040,000
as November 30, 2010 and 4,640,000 as of
February 28, 2010	30,040	4,640
Additional paid-in capital	436,760	22,160
Accumulated deficit during development stage	(127,144)	(29,196)
Total stockholders’ equity(deficit)	339,656	(2,396)

Total liabilities and stockholders’ equity	$410,777	$--

The accompanying notes are an integral part of the unaudited financial statements

BISOTEM U.S. CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
 STATEMENTS OF EXPENSES
(Unaudited)

					From
					Inception
					(November 5,
	Three Months		Nine Months		2008) to
	Ended November 30,		Ended November 30		November 30
	2010	2009	2010	2009	2010
Selling, general and
administrative expenses	$82,651	$5,833	$97,948	$13,928	$118,261
Write down	--	--	--	--	10,000

Loss from operations	(82,651)	(5,833)	(97,948)	(13,928)	(128,261)

Other Income
Other income	--	158	--	499	1,117

Net loss	$(82,651)	$(5,675)	$(97,948)	$(13,429)	$(127,144)
Loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of common
shares outstanding	28,479,560	4,640,000	20,837,091	4,640,000

The accompanying notes are an integral part of the unaudited financial statements

BIOSTEM U.S. CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months		From inception
	Ended November 30,		(November 5, 2008) to
	2010	2009	November 30, 2010
Cash Flows From Operating Activities:
Net loss	$(97,948)	$(13,429)	$(127,144)
Adjustments to reconcile net loss to
net cash used in operating activities:
Impairment expenses	--	--	10,000
Changes in operating assets and liabilities:
Accounts payable	5,568	--	5,568
Prepaid	(10,500)		(10,500)

Net cash provided(used) in operating activities	(102,880)	(13,429)	(122,076)

Cash Flows From Investing Activities:
Oil and gas property acquisition		-	(10,000)

Net cash used in investing activities	--	-	(10,000)

Cash Flows From Financing Activities:
Advances- non related party	7,164	--	7,164
Advances- related parties	95,993	--	98,389
Sale of common stock	400,000	--	426,800

Net cash provided by financing activities	503,157	--	532,353

Net increase(decrease)in cash	400,277	(13,429)	400,277
Cash at beginning of period	--	13,462	--
Cash at end of period	$400,227	$33	$400,277

Non cash transactions
Stock transferred per change of control	$20,400	$--	$20,400
Stock issued to settle accounts payable to related party	$40,000	$--	$40,000

The accompanying notes are an integral part of the unaudited financial statements

STEM U.S. CORPORATION
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

The Company’s name was changed to “Biostem U.S. Corporation” on May 5, 2010, in furtherance of a transaction consummated on May 11, 2010, pursuant to which control of the Company was acquired by the members of Biostem US L.L.C. (Biostem LLC”), a Florida limited liability company, pursuant to an Asset Purchase Agreement between the Company and Biostem LLC, and under which the Company acquired certain Biostem medical technology from Biostem LLC. The technology includes surgical and non-surgical hair restoration and cellular therapy known as Platelet Rich Cellular Therapy (PRP). The Company is a Development Stage Company as of November 31, 2010.

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

NOTE 3 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit as of November 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with private placement of common stock.

 NOTE 4 - EQUITY

On May 11, 2010 the Company issued 20,400,000 at $0.001 per share for a value of $20,400 for the acquisition of intellectual property in a share exchange agreement as noted in Note 7 below.  Due to the seller of the intellectual property retaining control of the assets through their control of the Company, the assets were recorded at the seller’s basis of $0.

On September 23, 2010 the Company issued 4,000,000 shares of common stock to two officers and directors of the company to reduce advances by officers of $40,000 which was accounted for as contributed capital (see note 6).

On October 20, 2010 the Company issued 1, 000,000 shares of common stock to one individual for $400,000 cash.

NOTE 5 - ADVANCES

During the course of the year a former director advanced the Company money for operating expenses. The director has resigned due to the change in control of the Company and is no longer a related party. As of November 30, 2010 the outstanding balance due was $7,164 this balance is unsecured, bears no interest and is due on demand.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the course of the year two officers advanced by payment of Company expenses a total of $98,389.  On September 23, 2010 the Company issued 4,000,000 shares of common stock determined to have a nominal value for the reduction of $40,000 of debt. Accordingly, the $40,000 forgiven by the related party was treated as a contribution to capital. As of November 30, 2010 the outstanding due related parities was $58,389, this amount is due on demand, unsecured and bears no interest.

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

RESULTS OF OPERATION

During the three and nine months period ending November 30, 2010 the Company had no revenue and general and administrative expenses of $82,651 and $97,948 respectively. This compares to $158 and $499 of other income and general and administrative cost of $5,833 and $13,787 during the same periods in 2009.  Net loss for the three and nine month period endings November 30, 2010 was $82,651 and $97,948 compared to a net loss of $5,675 and $13,429 during the same periods in 2009.  The Company had a change in operations during the three month period ending May 31, 2010 and the new operation had not commenced to generate revenue as of November 30, 2010.  Expenses have been incurred during this transitional period in preparation of generating revenues with the new business model.

LIQUIDITY AND CAPITAL RESOURCES

As at the nine month period ended November 30, 2010, the current assets were cash and prepaid expense of $410,777; and the current liabilities were $71,121, which resulted in a working capital of $339,656. Stockholders’ equity was $339,656 for the nine month period ended November 30, 2010.

Cash Flows from Operating Activities

For the nine month period ended November 30, 2010 and 2009, net cash flows used in operating activities was $102,880 in 2010 and $13,429 in 2009. Net cash flows used in operating activities was $122,076 for the period from inception (November 5, 2008) to November 30, 2010.

Cash Flows from Financing Activities

The Company has financed its operations primarily from either advances or the issuance of equity and advances from related parties. For the nine month period ending November 30, 2010 net cash provided by financing activities was $503,157 while during the same period in 2009 $0 of advances were repaid. Funds for the financing activity during 2010 consisted of the issuance of 1,000,000 shares of common stock for $400,000 and $95,993 in advances to the Company.

PLAN OF OPERATION AND FUNDING

The plan of operations for the next twelve months is to pursue consummation of the Biostem transaction described in Note 7 of the financial statements.

We expect that working capital requirements will continue to be funded through further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow may not be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities, if available, would result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavours or opportunities, which could significantly and materially restrict our business operations.

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
An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were ineffective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 23, 2010 the Company issued 4,000,000 shares of restricted common stock with a zero value to two officers and directors for payment of advances to pay Company expenses. The amount settled is accounted for as contributed capital.

On October 20, 2010 the Company issued 1,000,000 shares of restricted common stock with a value of $400,000 ($0, 01 per share) for $400,000 cash.

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

6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biostem U.S. Corporation

Dated: January14, 2011	By:	/s/ John Satino
John Satino
President and Chief Executive Officer

Dated: January14, 2011	By:	/s/ Ron Sloma
Ron Sloma
Chief Financial Officer