Form 10-K
period 2011-02-28
BIOSTEM U.S. CORP
filed 2011-05-31
CIK 1455380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 333-158560

BIOSTEM U.S. CORPORATION
(Exact name of Company as specified in its charter)

Nevada	80-0324801
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1266 Turner Street, Clearwater, FL 33756
(Address of principal executive offices)(Zip Code)

Company's telephone number, including area code: (727) 804-4527

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Company is a well-seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☑ No

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15d of the Act ☐ Yes ☑ No

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by checkmark whether the Company has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the Company was required to submit and post such files.) Yes ☐ No☑

Indicate by checkmark if disclosure of delinquent filers to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of May 31, 2011 was 30,040,000.  The aggregate number of shares of the voting stock held by non-affiliates on May26, 2011 was 10,886,432. The market value of these shares, computed by reference to the market closing price on May26, 2011 was $32,659,296.  For the purposes of the foregoing calculation only, all directors and executive officers of the Company plus shareholder owning 5% of the Company’s outstanding common stock have been deemed affiliates.

Documents Incorporated by Reference: None.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections about us, our beliefs, and assumptions made by us. In addition, we may make other written or oral statements, which constitute forward-looking statements, from time to time. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from what is expressed or forecasted in such forward-looking statements, and undue reliance should not be placed on such statements. All forward-looking statements are made as of the date hereof, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: the marketplace’s receptivity to our terms and elements of or products and services; our ability to continue the growth; our ability to raise additional capital; our ability to expand revenues; our ability to establish competitive technological capabilities, and the following risk factors.

PART I

ITEM 1: BUSINESS

History and General Development of our Business

The Company was incorporated as Equinox International, Inc. on November 5, 2008, in the state of Nevada.  On April 14, 2009, it filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 (SEC File No. 333-158560) to register the resale of 1,640,000 of common stock by certain selling shareholders at $0.05 per share.

Since inception, the Company has been in the development stage as defined under Statement on Accounting Standards Codification No.915, Development Stage Enterprises (“ASC 915-15”) with an original plan to commence operations in oil & gas exploration and production industry in North America.

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

As a consequence of such control change, the Company discontinued its former oil and gas business and instead pursued commercial exploitation of the biotechnology acquired from Biostem LLC.

The Company’s involvement in biotechnology commenced on May 11, 2010, as a result of its acquisition from Biostem LLC of certain proprietary technology and processes that have proven successful in human hair regeneration and other medical treatments. The goal of the Company is to develop a network of affiliations with existing medical practitioners throughout the United States that would benefit from introducing the Company’s technology and proprietary processes into their treatment methodologies. The Company’s principal treatment technology utilizes a patient’s own stem cells, extracted from the patient’s blood, to assist in the regeneration of hair on the patient’s scalp.

Principal Products and Markets

The Company believes the principal markets for the Company’s therapeutic products and procedures are major metropolitan areas of the United States where patients are seeking advanced treatment for hair loss and other therapies offered by the Company.  In light of the considerable demand that exists today for hair regeneration treatment in the United States, the value added by the Company’s therapies to the medical practices of potential affiliates of the Company will enable those clinicians to generate additional revenues, which will be divided with the Company. Furthermore, the expansion of the Company’s operations to a national scale should enable it to acquire capital equipment at lower costs with the result being a higher return on the Company’s investment.

The Company anticipates that its affiliate network will be marketed directly by the Company and not through any dealers or sales agents.

Status of Therapeutic Products

The Company’s principal product, a stem cell surgical supplementation, is currently in a small scale production stage, and will require a material investment of capital to expand nationwide.

ITEM 1A. RISK FACTORS

Because we are a “smaller reporting company” as that term is defined by the SEC, we are not required to present risk factors at this time.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains an office at 1266 Turner Street, Clearwater, FL  33756.  The office is leased from Dr. Markou, one of the officers and directors of the Company.

ITEM 3. LEGAL PROCEDINGS

The Company is not a party to any pending or known legal proceedings.

ITEM 4. [REMOVE AND RESERVE]

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED MARKET MATTERS

The Company’s common stock is currently quoted on the OTCQB of the OTC Markets, having the trading symbol “BOSM”. As of February 28, 2011, the Company had 30,040,000 shares of its common stock issued and outstanding, of which 10,886,432 were held by non-affiliates.

The following table reflects the high and low quarterly bid prices for the fiscal years ended February 28, 2011 and 2010.

Period	High Bid	Low Bid
1st Qtr. 2010	0.00	0.00
2nd Qtr. 2010	0.00	0.00
3rd Qtr. 2010	0.00	0.00
4th Qtr. 2010	5.15	4.03
1 st Qtr. 2011	4.03	4.03
2 nd Qtr. 2011	4.03	1.01
3 rd. Qtr. 2011	1.01	1.01
4 th Qtr. 2011	2.50	1.01

The Company obtained the quotes from the NASDAQ web site. These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of February 28, 2011, the Company estimates there are approximately 29 record holders of its common stock. The Company has authorized 200,000,000 shares of common stock, par value $.001

ITEM 6. SELECT FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION

Overview

The Company was incorporated as Equinox International, Inc. on November 5, 2008, in the state of Nevada. Since inception, the Company has been in the development stage as defined under Statement on Accounting Standards Codification No.915, Development Stage Enterprises (“ASC 915-15”) with a plan to commence operations in oil & gas exploration and production industry in North America.

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

As a consequence of such control change, the Company discontinued its former oil and gas business and instead is pursuing commercial exploitation of the biotechnology acquired from Biostem LLC.

The Company has not been a party to any bankruptcy, receivership or similar proceeding at any time since inception of the Company.

The Company’s involvement in biotechnology commenced on May 11, 2010, as a result of its acquisition from Biostem LLC of certain proprietary technology and processes that have proven successful in human hair regeneration and other medical treatments. The goal of the Company is to develop a network of affiliations with existing medical practitioners throughout the United States that would benefit from introducing the Company’s technology and proprietary processes into their treatment methodologies. The Company’s principal treatment technology utilizes a patient’s own stem cells, extracted from the patient’s blood, to assist in the regeneration of hair on the patient’s scalp.

Liquidity and Capital Resources

Since inception, the Company’s most significant change in liquidity or capital resources or stockholders’ equity has been receipts of proceeds from offerings of its capital stock.  The Company’s balance sheet as of February 28, 2011 reflects expanded assets and reduced liabilities from the previous year principally from the proceeds of a private placement of its capital stock plus initial sales of its products and services.  An increase in revenue has had a positive impact on the Company’s liquidity; however, the Company may not be able to fund itself without outside sources of capital.

There is no assurance the Company will be able to obtain additional financing in the future. In the past, officers and directors of the Company have lent or advanced monies to the Company to fund operations, there are no formal agreements or arrangements for them to continue to do so

The Company anticipates continually expanding its business in 2011 through the planned expansion of the Company’s marketing and advertising services on a global basis.  The Company hopes to begin hiring or retaining persons in other countries to translate the Company’s websites, news releases and marketing efforts into various foreign languages such that the Company will become an international provider of news, public relations and press releases for its customers.  The Company’s plans will be limited, however, by its ability to finance such a proposed expansion of its business.  If the revenues generated are not sufficient to finance these proposed operations, then the Company will have to scale back its proposed operations.  The Company’s ultimate success will be based upon whether or not there continues to be a demand for the services that the Company anticipates providing, which is also very dependent on the economy.  There can be no assurance that there will be a demand for the Company’s services in the future or that the Company will become profitable in providing these services.  As the Company’s expands its operations, the revenues received, in addition to paying current expenses, will also be utilized to fund its proposed global expansion making it unlikely that the Company will be profitable in the near future, if ever.

At February 28, 2011, the Company had working capital of $247,481 which consisted of current assets of $311,846 and current liabilities of $64,365. The current liabilities of the Company are composed primarily accounts payable of $7,300, payroll liability of $1,142, advances from third party of $7,164 and advances from related party for $48,759.

Cash flows used in operating activities during the year ending February 28, 2011 was $195,901 compared to cash flow used of $15,684 for the same period in 2010. This represents a negative change of $180,217. The primary factor to the change was due to the startup expense of the business after the asset acquisition in May, 2010.

Cash flows provided by investing activities for the year ended February 28, 2011 and 2010 was zero.

Cash flows provided by financing was $483,027 for the year ending February 28, 2011 compared to $2,222 for the same period in 2010. Financing during the period ending February 28, 2011 consisted of cash from the sale of stock of $ 400,000 and borrowings of $83,027.

As of February 28, 2011, the Company had assets of $311,846 and liabilities of $64,365.  Stockholders’ equity as of February 28, 2011 was $257,981 compared to a deficit of $2,396 at February 28, 2010. The increase in stockholders equity was attributed to the sale of stock for $400,000 during the year. Liabilities increased in 2011 due to the increased advances as notes payable from related parties.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

Need for Additional Financing

The Company’s existing capital may not be sufficient to meet the Company’s cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Results of Operations

The Company operations for the year ended February 28, 2011, had revenues of $14,707 compared to zero for the year ended February 28, 2010. For the year ended February 28, 2011, the Company had operating expenses of $192,646 and a net loss of $179,623.  For the year ended February 28, 2010, the Company had operating expenses of $16,801 and a net loss of $25,684. The difference in expenses between the two periods resulted from the Company's startup cost to increase operations during the period ending February 28, 2011.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are audited and included herein beginning are incorporated herein by this reference.

ITEM 9. CHANGE AND DISAGREEMNTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On July 8, 2010, and acting upon a decision to change accountants recommended and approved by the Company's Board of Directors, the Company dismissed Ronald Chadwick, PA of Aurora, Colorado which has audited the financial statements of the Company for the years ending February 28, 2010.

During our two most recent fiscal years, the Company did not consult Ronald Chadwick, PA regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Ronald Chadwick, PA’s report on the Company's financial statements for the year ended February 28, 2010, did not contain any adverse opinion or disclaimer of opinion and was not qualified as to audit scope or accounting principles; however, such year-end report did contain a modification paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal year ended February 28, 2010, the latest fiscal year audited by Ronald Chadwick, PA, and during the period from February 28, 2010  to July 8, 2010, the date of the Company's dismissal of Ronald Chadwick, PA, (i) there were no disagreements between the Company and Ronald Chadwick, PA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Ronald Chadwick, PA, would have caused Ronald Chadwick, PA to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events,” as described in Item 304(a)(1)(iv) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

The Company has authorized without limitation Ronald Chadwick, PA, its former accountant, to respond fully to the inquiries of the successor accountant concerning any matter falling within the scope of the successor accountant's services to be provided to the Company.

The Company is not aware of any issues that had not been resolved to the satisfaction of Ronald Chadwick, PA, prior to the Company's dismissal of Ronald Chadwick, PA on May 11, 2010.

The Company has requested Ronald Chadwick, PA and the newly engaged accountant to review the disclosure required by this Item 4.01 before it is filed with the Commission and has provided them the opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in this Current Report. Both accountants have indicated to the Company that no such letter will be issued.

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2011. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of theTreadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of February 28; 2011.Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Positions Held and Tenure
Michael Markou	44	Chief Medical Officer and Director

John Satino	65	President, Chief Executive Officer and Director

Ronald Sloma	71	Chief Financial Officer and Director

The Directors named above will serve until the next annual meeting of the Company’s stockholders. Thereafter, Directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist. There is no arrangement or understanding between the Directors and Officers of the Company and any other person pursuant to which any Director or Officer was or is to be selected as a Director or Officer of the Company.

There is no family relationship between or among any Officer and Directors.

The Directors and Officers of the Company will devote their time to the Company’s affairs on an “as needed” basis. As a result, the actual amount of time which each will devote to the Company’s affairs is unknown and is likely to vary substantially from month to month.

The Company has no audit or compensation committee.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Immediately following the closing of the technology purchase transaction with Biostem US L.L.C. (“Biostem LLC”) described above, Michael Markou, John Satino and Ron Sloma, members of BIOSTEMLLC, were appointed to vacant positions on the Company’s board of directors, to serve until their death, resignation, removal or the election of their successors.  Robert Tyler Yurckonis, the sole director and officer of the Company prior to the closing of the transaction and change of control of the Company, resigned from all positions with the Company after the reconstituted board of directors had appointed a new slate of officers, each to serve in such capacities until their death, resignation, removal or the election of their successors.  The board of directors consists of:

MICHAEL MARKOU, age 44, Director and Chief Executive Medical Officer.  Dr. Markou graduated from the University of South Florida with a B.S in Biology in 1987 and from Kirksville College of Osteopathic Medicine in 1991, and served a medical residency at Sun Coast Hospital, in Largo, Florida.  During the past five years, he has been the owner and proprietor of Markou Medical, a medical clinic in Clearwater, Florida.  He is the current president of the Pinellas County Osteopathic Medical Society, has served as Chief of Family Medicine at Sun Coast Hospital (1995), and holds membership in the International Society of Hair Restoration Surgery, the American Osteopathic Association, Florida Society of American College of Osteopathic Family Physicians, and is board certified in family medicine by the American College of Osteopathic Family Physicians.

JOHN SATINO, age 65, Director, President and Chief Executive Officer.  For the past five years, Mr. Satino has been conducting independent medical research at Clearwater, Florida, in the area of hair transplant methodologies.  He holds membership in the New York Academy of Sciences, International Society of Hair Surgeons, American Hair Loss Council, Laser Institute of America, Society for Laser Medicine and Surgery, and the International Society for Hair Restoration Surgery.  His current areas of research include (a) post-operative hair transplant surgery would healing with low level laser therapies; (b) topical Dutasteride treatment in hair loss; (c) weekly low level laser therapies; (d) and autologous platelet rich plasma in hair restoration in men and women.

RONALD SLOMA, age 71, Director, Chief Financial Officer, Treasurer and Secretary.  For the past five years, Mr. Sloma has been the accounting manager at Markou Medical, in Clearwater, Florida.

Except for positions with Markou Medical, during the past five years, none of the above persons has held any other directorships in any company, including companies with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, 15 U.S.C. 80a-1, et seq., as amended.  There are no family relationships among the above persons.

There are no material proceedings to which any of the above persons or any of their associates is a party adverse to the Company, nor do any of the above persons hold any material interest adverse to the Company.

Conflict of Interest

The Officers and Directors of the Company will not devote most of their time to the Company and there may be occasions when the time requirements of the Company’s business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company. See “Risk Factors”

There is no procedure in place which would allow the Officers and Directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

The Company’s Officers and Directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company’s Officers and Directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company’s Officers and Directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company’s other shareholders, rather than their own personal pecuniary benefit.

Identification of Certain Significant Employees:

Other than the Officers, the Company employs only one person which is part time.

ITEM 11. EXECUTIVE COMPENSATION

During fiscal year ending February 28, 2011 none of the officers or directors received compensation from the Company.
The following tables sets for the compensation for all officers and directors during the past three years:

Directors and Officers Compensation

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities underlying options/ SARs (#)	LTIP payouts ($)	All other compensation ($) (1)
Michael Markou Chief Medical Officer	2011	-	-	-	-	-	-	-
and Director(1)	2010	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-
John Satino CEO and Director	2011	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-
Ronald Sloma CFO and Director	2011	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-

Michael Markou was paid $1,680 for procedures he performed for the Company.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

The Company has no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company’s directors or executive officers.

The Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any executive officer or director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such executive officer’s employment or from a change-in-control of the Company or a change in such executive officer’s responsibilities following a change-in-control and the amount, including all periodic payments or installments where the value of such compensation or remuneration exceeds $100,000 per executive officer.

During the last completed fiscal year, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no written employment agreements.

Termination of Employment and Change of Control Arrangement. Except as noted herein, the Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any individual named above from the latest or next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individual’s employment with the Company, or from a change in control of the Company or a change in the individual’s responsibilities following a change in control.

Section 16(a): Beneficial Ownership Reporting Compliance.

The Company is not subject to Section 16 of the Exchange Act, and, accordingly, none of its officers or directors filed any Section 16 reports with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

The Company has 200,000,000 shares of common stock with a par value of $0.001 authorized. There were 30,040,000 shares of the Company' common stock issued and outstanding on February 28, 2011. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds of record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares
Michael Markou (1)	7,806,631	25.99%
1266 Turner Street
Clearwater, FL 33756

John Satino(1)	7,806,631	25.99%
1266 Turner Street
Clearwater, FL 33756

Ronald Sloma (1)	1,290,738	4.29%
1266 Turner Street
Clearwater, FL 33756

Stephen G Beck	2,249,568	7.49
1266 Turner Street
Clearwater, FL 33756

All directors and officers as a group (3)	16,904,000	56.27%
(1) Denotes officer or director.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ending February 28, 2011 the following related party’s transactions took place:

•	Michael Markou, CMO and Director and John Satino, CEO and Director advanced the Company $ 88,759.
•	Michael Markou, CMO and Director and John Satino, CEO and Director received 4,000,000 shares of common stock with a value of $40,000 reducing their advance to $48,759 as of February 28, 2011.
•	Michael Markou received $1,680 for procedures he performed for the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 8, 2010 the Company appointed MaloneBailey, LLP as auditors of the Company. The Company dismissed Ronald R Chadwick, PC the former auditor of the Company.

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm MaloneBailey, LLP, Certified Public Accountants and Consultants and Ronald Chadwick, PA.

	2011	2010
Audit fees	$9,500	10,000,
Audit related fees	-	-
Tax fees	--	--
All other fees	-	-

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.  All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for in the other categories.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

On March 1, 2010 the Company filed an 8-K pertaining to the definitive agreement with Biostem US.

On May 11, 2010 the Company filed an 8-K pertaining to the completion of the Asset Purchase Agreement between the Company and Biostem US.

Exhibit Number	Description
3(i)	Amended and Restated Articles of Incorporation (filed as an exhibit to that Form 8-K filed on 3-20-10 and incorporated herein by this reference)
3(ii)	Bylaws (filed as an exhibit to Form 10-SB filed on 3-13-2000 and incorporated herein by this reference)
31.1*	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Exhibit filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Clearwater, State of Florida, on May31, 2011.

BIOSTEM U.S. CORPORATION

By:	/s/ John Satino
John Satino, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on May 31, 2011.

Signature	Title

/s/ John Sation	Chief Executive Officer and Director
John Satino

/s/ Ronald Sloma	Chief Financial Officer and Director Officer
Ronald Sloma

/s/ Michael Markou	Chief Medical Officer and Director
Michael Markou

PART IV – FINANCIAL INFORMATION

ITEM 15. FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of February 28, 2011 and 2010	F-3
F Statements of Operations for the years ended February 28, 2011 and 2010 and for the period from November 5, 2008 (inception) through February 28, 2011	F-4
St Statement of changes in Stockholders’ Equity (Deficit) for the period from November 5, 2008 (inception) through February 28, 2011	F-5
St Statements of Cash Flows for the years ended February 28, 2011 and 2010 and for the period from November 5, 2008 (inception) through February 28, 2011	F-6
Notes to the Financial Statements	F-7

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Equinox International, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheet of Equinox International, Inc. (a development stage company) as of February 28, 2010 , and the related  statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from November 5, 2008 (inception) through February 28, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equinox International, Inc. as of February 28, 2010 and the results of its operations and its cash flows for the years then ended, and for the period from November 5, 2008 (inception) through February 28, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Biostem U.S. Corporation
(A Development Stage Company)
Clearwater, FL

We have audited the accompanying balance sheet of Biostem U.S. Corporation (“Biostem”) as of February 28, 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and the period from November 5, 2008 (inception) through February 28, 2011.  The financial statements for the period from November 5, 2008 (inception) through February 28, 2010 were audited by other auditors whose report expressed an unqualified opinion on those financial statements.  The financial statements for the period from November 5, 2008 (inception) through February 28, 2010 include no revenue and a net loss of $29,196.  Our opinion on the statements of operations, stockholder’ equity, and cash flows for the period from November 5, 2008 (inception) through February 28,2011 , in so far as it relates to amounts for prior periods through February 28, 2010  is based solely on the report of the other auditor.  These financial statements are the responsibility of Biostem’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. Biostem is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Biostem’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biostem as of February 28, 2011 and the results of its operations and its cash flows for the year then ended and the period from November 5, 2008 (inception) through February 28, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Biostem will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Biostem has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
May 31, 2011

BIOSTEM U.S. CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	February 28,
	2011	2010
ASSETS
Current assets:
Cash	$287,126	$-
Inventory	24,720	-

Total current assets	311,846	-
Non-current Assets
Property, Plant and Equipment	10,500

Total assets	$322,346	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current liabilities:
Accounts payable and accrued expense	$8,442	$-
Advances-Third party	7,164	-
Advances- related parties	48,759	2,396
Total liabilities	64,365	2,396

Stockholders’ equity(deficit):
Common stock, $0.001 par value, 200,000,000 authorized, 30,040,000 and 4,640,000 issued and outstanding, respectively	30,040	4,640
Additional paid-in capital	436,760	22,160
Accumulated deficit	(208,819)	(29,196)
Total stockholders’ equity(deficit)	257,981	(2,396)

Total liabilities and stockholders’ equity(deficit)	$322,346	$-

The accompanying notes are an integral part of these audited financial statements.

BIOSTEM U.S. CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Years Ended February 28,		November 5, 2008 (Inception) through February 28,
	2011	2010	2011

Revenue	$14,707	$--	$14,707
Cost of goods sold	1,684	--	1684
Gross profit	13,023	--	13,023

Operating expenses:
General and administrative expense	192,646	16,801	212,959
Write off oil & gas properties	--	10,000	10,000
Loss from operations	(179,623)	(26,801)	(222,959)
Other income(expense)
Interest Income		1,117	1,117

Net loss	$(179,623)	$(25,684)	(208,819)

Net income (loss) per share, basic and diluted	$(0.01)	$(0.006)

Weighted average number of shares outstanding	23,106,301	4,640,000

The accompanying notes are an integral part of these audited financial statements.

BIOSTEM U.S. CORPORATION
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
From November 5, 2008 (Inception) through February 28, 2011

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at inception on November 5, 2008	--	--	--	--	--

Stock issued for cash @ $0.001 per share	3,000,000	$3,000	$--	$--	$3,000
Stock issued for cash @ $0.01 per share	900,000	900	8,100	--	9,000
Stock issued for cash @ $0.02 per share	740,000	740	14,060	--	14,800
Net Loss	--	--	--	(3,512)	(3,512)

Balance at February 28, 2009	4,640,000	4,640	22,160	(3,512)	23,288

Net loss	-	-	-	(25,684)	(25,684)

Balance at February 28, 2010	4,640,000	4,640	22,160	(29,196)	(2,396)

Stock issued for asset purchase agreement	20,400,000	20,400	(20,400)	-	-
Stock issued for debt-related party	4,000,000	4,000	(4,000)	-	-
Contributed Capital			40,000	-	40,000
Stock issued for cash@ $1.00 per share	1,000,000	1,000	399,000	-	400,000
Net loss	-	-	-	(179,623)	(179,623)

Balance at February 28, 2011	30,040,000	$30,040	$436,760	$(208,819)	$257,981

The accompanying notes are an integral part of these audited financial statements.

BIOSTEM U.S. CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLDIATED STATEMENTS OF CASH FLOWS

	Years Ended February 28 February 28,		From Inception on November 5, 2008 toFebruary 28,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(179,623)	$(25,684)	$(208,819)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Write down of asset	--	10,000	10,000
Changes in operating assets and liabilities:
Increase in inventory	(24,720)	--	(24,720)
Prepaid expense	-	--	-
Accounts payable and accrued expense	8,442	--	8,442
Net cash used in operating activities	(195,901)	(15,684)	(215,097)

Cash flows from investing activities:
Oil and Gas property acquisition costs	-		(10,000)
Net cash used in investing activities	-	--	(10,000)

Cash flows from financing activities:
Advances - third party	4,768	--	4,768
Advances- related party	78,259	--	80,655
Payments on notes payable	--	2,222
Proceeds from sale of stock	400,000	--	426,800
Net cash provided by financing activities	483,027	2,222	512,223

Net increase (decrease) in cash	287,126	(13,462)	287,126
Cash – beginning of year	--	13,462	-
Cash – end of year	$287,126	$--	287,126

NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued to settle accounts payable to related party	$40,000	-	$40,000
Property purchase paid by related party	$10,500	-	$10,500

The accompanying notes are an integral part of these audited financial statements.

 BIOSTEM U.S. CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

The Company was incorporated as Equinox International, Inc. on November 5, 2008, in the state of Nevada, and has a class of shares registered with the Securities and Exchange Commission on Form S-1 as SEC File No. 333-158560, filed on April 14, 2009. The Company was in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“ASC-915”) with a plan to commence operations in oil & gas exploration and production industry in North America.

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

As a consequence of such control change, the Company discontinued its former oil and gas business and is pursuing commercial exploitation of the biotechnology acquired from Biostem LLC.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

Biostem considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue recognition

Biostem’s revenue is recognized pursuant to ASC 605 “Revenue Recognition.” The Company recognizes its revenue from services after the services have been performed and the revenue has been received.  Biostem also sells products to its clients and the revenue is recognized at the point of sale when the product is given to the client and the payment is made by the client.

Inventory

Inventory is stated at cost, with cost being determined on a first-in, first-out basis

Property and Equipment

Property and equipment consisting of improvements, equipment and furniture and fixtures are recorded at cost and are depreciated using the straight-line method over the useful estimated life.  Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals, and betterments are capitalized.  Depreciation is calculated using the straight line method over the estimated useful life of the asset.

Basic and diluted net income per share

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted net income per share is the same due to the absence of common stock equivalents.

Income Taxes

Biostem recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Biostem provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Recently Issued Accounting Pronouncements

Biostem does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Biostem has an accumulated deficit of $208,819 as of February, 2011 and incurred a loss from operations of $179,623 for the year ended 28, 2011. Unless profitability and increases in stockholders’ equity continues, these conditions raise doubt as to Biostem’s ability to continue as a going concern. The February 28, 2011 financial statements do not include any adjustments that might be necessary if Biostem is unable to continue as a going concern.

Biostem continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease as a percent of revenue resulting in profitability and increased shareholders’ equity.

NOTE 3 – INCOME TAXES

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes. During 2010, there was a change in control of the Company.

For federal income tax purposes, the Company uses the accrual basis of accounting, the same that is used for financial reporting purposes.

The Company did not have taxable income for the years ended February 28, 2011 or 2010.The Company’s deferred tax assets consisted of the following as of February 28, 2011 and 2010:

	2011	2010
Loss carry-forwards	$208,819	$29,196
Total deferred tax asset	70,998	9,927
Valuation allowance	(70,998)	(9,927)
Net deferred tax asset	$-	$-

The Company had a net loss of $179,623 for the year ending February 28, 2011 and $25,684 for the same period ending in 2010. As of February 28, 2011, the company’s net operating loss carry-forward was $208,819 expiring in 2029.

NOTE 4 – COMMON STOCK

On May 11, 2010 the Company issued 20,400,000 at $0.001 per share for a value of $20,400 for the acquisition of intellectual property in a share exchange agreement. Due to the seller of the intellectual property retaining control of the assets through their control of the Company, the assets were recorded at the seller’s basis of $0.

On September 23, 2010 the Company issued 4,000,000 shares of common stock to two officers and directors of the company to reduce advances by officers of $40,000 which was accounted for as contributed capital.

On October 20, 2010 the Company issued 1,000,000 shares of common stock for $400,000 cash.

NOTE 5 - ADVANCES

During the fiscal year a former director advanced the Company money for operating expenses. The director resigned due to the change in control of the Company and is no longer a related party. As of February 28, 2011 the outstanding balance due was $7,164. This balance is unsecured, bears no interest and is due on demand.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the fiscal year two officers advanced by payment of Company expenses a total of $88,759.  On September 23, 2010 the Company issued 4,000,000 shares of common stock determined to have a nominal value for the reduction of $40,000 of debt. Accordingly, the $40,000 forgiven by the related party was treated as a contribution to capital. As of February 28, 2011 the outstanding due related parities was $48,759 is due on demand, unsecured and bears no interest.

NOTE 7- CHANGE OF CONTROL

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

NOTE 8: PROPERTY, PLANT AND EQUIPMENT

Property and equipment consisted of the following February 28, 2011 and 2010:

	2011	2010
Property and equipment	$10,500	$0
Less: accumulation depreciation	0	0
Net property and equipment	$10,500	$0

Depreciation expense was zero for both years ended February 28, 2011 and 2010.

NOTE 9- SUBSEQUENT EVENTS

The Company evaluated all subsequent events from February 28, 2011 to May 31, 2011 and concluded that there are no significant or material transactions to be reported for the subsequent period.