Form 10-Q
period 2011-05-31
BIOSTEM U.S. CORP
filed 2011-07-20
CIK 1455380

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 31, 2011

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
 (Address of Principal Executive Offices. (Company’s Telephone Number)

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

As of July 18, 2011, there were 19,626,738 shares of Common Stock of the issuer outstanding.

BIOSTEM U.S. CORPORATION.

Form 10-Q

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Among the factors that could cause actual results to differ materially from the forward-looking statements are the following: the Company’s ability to obtain necessary capital, the Company’s ability to meet anticipated development timelines, the Company’s ability to protect its proprietary technology and knowhow; the Company’s ability to identify and develop a network of licensed physicians, the Company’s ability to establish a global market, clinical trial results, the Company’s ability to successfully consummate future acquisitions and such other risk factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those filed with this Form 10-Q quarterly report. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1: FINANCIAL STATEMENTS

BIOSTEM U.S. CORPORATION
Balance Sheets
(Unaudited)

	May 31,	February 28,
	2011	2011

ASSETS
Current assets
Cash	$112,968	287,126
Inventory	24,491	24,720
Prepaid expenses	5,000	-

Total current assets	142,459	311,846
Non-current assets
Assets held for return to related party	10,500	10,500

Total assets	$152,959	$322,346

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expense	$1,850	$8,442
Advances-third party	7,164	7,164
Advances to be forgiven by related party	46,899	46,899
Advances – related parties	1,860	1,860
Total current liabilities	57,773	64,365

Stockholders’ equity
Common stock, par value $0.001
authorized 200,000,000 shares,
issued and outstanding 30,040,000
as May 31, 2011 and
February 28, 2011	30,040	30,040
Additional paid-in capital	436,760	436,760
Accumulated deficit	(371,614)	(208,819)
Total stockholders’ equity	95,186	257,981

Total liabilities and stockholders’ equity	$152,959	$322,346

The accompanying notes are an integral part of the unaudited financial statements

BIOSTEM U.S. CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months
	May 31,
	2011	2010
Revenue	$87,670	$--
Cost of goods sold	38,435	__
Gross profit	49,235

Selling, general and
administrative expenses	212,030	11,508

Loss from operations	(162,795)	(11,508)

Net loss	$(162,795)	$(11,508)
Income(Loss) per common share
Basic and diluted	$(0.01)	$(0.00)

Weighted average number
of common shares outstanding	30,040,000	9,347,692

The accompanying notes are an integral part of the unaudited financial statements

BIOSTEM U.S. CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended May 31,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(162,795)	$(11,508)
Adjustments to reconcile net loss to
net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid Expenses	(5,000)	--
Inventory	229	--
Accounts payable and accrued expense	(6,592)	6,740

Net cash used in operating activities	(174,158)	(4,768)

Cash Flows From Financing Activities:
Advances	--	4,768
Advances – related party	--	--
Sale of common stock	--	--

Net cash provided by financing activities	--	4,768

Net increase(decrease)in cash	(174,158)	--
Cash at beginning of period	287,126	--
Cash at end of period	$112,968	$--

The accompanying notes are an integral part of the unaudited financial statements

BIOSTEM U.S. CORPORATION
Notes to the Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Introduction

The Company was incorporated as Equinox International, Inc. on November 5, 2008 in the state of Nevada. Originally, the Company planned to commence operations in the oil and gas exploration and production industry in North America, and as of May 5, 2010, the Company remained a shell company, as defined (as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”)), with no or nominal operations.

However, as previously reported, on May 5, 2010, the Company acquired from Biostem US LLC, a privately held Florida limited liability company (the “LLC”), certain assets (the “Acquired Assets”) related to hair transplant procedures (the “Asset Transfer”).

In consideration for the Acquired Assets, the Company, at the direction of the LLC, issued 20,400,000 shares of common stock to the 11 owners of the LLC, which resulted in the change of control of the Company, as the owners of the LLC owned approximately 95% of the 25,040,000 shares of Company common stock outstanding immediately after the Asset Transfer.

In connection with the Asset Transfer, effective May 5, 2010, the Company changed its name to Biostem U.S. Corporation and increased its authorized stock to 200,000,000 shares of common stock, par value $.001 per share.

Since the Asset Transfer, the Company has discontinued its former oil and gas business and instead has begun to pursue its hair transplant business and other regenerative medicine opportunities.

NOTE 2 - BASIS OF PRESENATION

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s February 28, 2011 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 28, 2011, as reported on Form 10-K, have been omitted.

NOTE 3 - ADVANCES

A former director advanced the Company money for operating expenses. The director has resigned due to the change in control of the Company and is no longer a related party. As of May 31, 2011, the outstanding balance due on this advance was $7,164. The advance is unsecured, bears no interest and is due on demand.

NOTE 4 - RELATED PARTY TRANSACTIONS

Last year, an officer and former officer of the Company advanced, by payment of Company expenses, a total of $88,759. On September 23, 2010, the Company issued 4,000,000 shares of common stock determined to have a nominal value for the reduction of $40,000 of debt. Accordingly, the $40,000 forgiven by the related party was treated as a contribution to capital. As of May, 2011, the outstanding due related parities was $48,759. These advances are due on demand, unsecured and bear no interest.

Per the settlement agreement signed on July 11, 2011, the Company and one of the officers have agreed that the debt due to the officer of $46,899 would be forgiven by him and  assets of $10,500 which were originally paid by the officer are to be returned to him; however as of May 31, 2011 the Company is holding on to the assets to be returned.  As part of the agreement the officer also agrees to also return 6,806,631 shares of common stock of the company under his possession which would be cancelled by the company upon receipt.

The Company maintains an office at 1266 Turner Street, Clearwater, FL 33756. The office is leased from an entity controlled by Dr. Markou, the Company’s only existing medical affiliate.

NOTE 5 - DEVELOPMENT STAGE COMPANY

The Company from inception through the reporting period ending February 28, 2011 was considered a development stage company. As of May 31, 2011, the Company has total revenues of $87,670, and, therefore, the Company has dropped the designation of development stage company.

NOTE 6 - SUBSEQUENT EVENTS

On June 8, 2011, the Company entered into an employment agreement with its Chief Executive Officer and director, Dwight Brunoehler, and issued 1,600,000 which are vested over a 36 month period at the rate of  44,445 shares per month.

On July 11, 2011, Mark Markou, D.O, a former officer and director of the Company, and John Satino, the Company’s President agreed to return for cancellation 6,806,631 and 5,206,631 shares of common stock of the Company, respectively .

On July 14, 2011, the Company entered into a Consulting Agreement with NVO, LLC, a California limited liability company, pursuant to which NVO will assist the Company with its business objectives, including (i) identifying, analyzing, structuring and/or negotiating business sales and/or acquisitions, (ii) assisting the Company in its corporate strategies, (iii) assisting the Company in the implementation of its business plan, and (iv) assisting the Company in the negotiation, documentation and closing of strategic alliances, partnerships and joint ventures. In consideration thereof, the Company is making certain cash payments to NVO and it will issue 1,000,000 shares of common stock to NVO. The shares shall vest on a monthly basis, in equal allotments of 41,666,67 provided however that the first 6 months would vest immidiately and be considered fully earned.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The Company was incorporated as Equinox International, Inc. on November 5, 2008 in the state of Nevada. Originally, the Company planned to commence operations in the oil and gas exploration and production industry in North America, and as of May 5, 2010, the Company remained a shell company, as defined (as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”)), with no or nominal operations.

However, as previously reported, on May 5, 2010, the Company acquired from Biostem US LLC, a privately held Florida limited liability company (the “LLC”), certain assets (the “Acquired Assets”) related to hair transplant procedures (the “Asset Transfer”).

In consideration for the Acquired Assets, the Company, at the direction of the LLC, issued 20,400,000 shares of common stock to the 11 owners of the LLC, which resulted in the change of control of the Company, as the owners of the LLC owned approximately 95% of the 25,040,000 shares of Company common stock outstanding immediately after the Asset Transfer.

In connection with the Asset Transfer, effective May 5, 2010, the Company changed its name to Biostem U.S. Corporation and increased its authorized stock to 200,000,000 shares of common stock, par value $.001 per share.

Since the Asset Transfer, the Company has discontinued its former oil and gas business and instead has begun to pursue its hair transplant business and other regenerative medicine opportunities, as discuss further below.

Business Plan

Although the Company’s business plan continues to evolve, currently the Company, among other things, is marketing and promoting its tradename, hair transplant procedures and products that support hair transplants and hair regeneration.

While the Company sells such products directly to consumers and hair-transplant clinics, it does not perform any medical procedures. Instead, the Company intends to develop a network of qualified medical providers that will perform hair transplants using the Company’s procedures and protocols on their patients. It is expected that each such affiliated medical provider, will, among other things: (1) be granted a license to use the Company’s procedure and protocols and the right to hold itself out as a Biostem provider, (2) receive certain training and ongoing support regarding the Company’s procedure and protocols, (3) be supplied with certain hair support products, lasers and other equipment necessary to undertake hair transplants using the Company’s procedure and protocols; (4) be provided with Company paid support staff necessary to assist with hair transplants and (5) receive the benefit of the Company’s marketing efforts through patient referrals. In consideration thereof, the affiliated medical providers will pay to the Company certain fees in compliance with all applicable laws. The Company believes its success in (a) developing a robust network of medical affiliates, (b) developing brand recognition for Biostem services and products and (c) its ability grow its hair transplant business depends, in part, on the value and effectiveness of its hair transplant processes, procedures and knowhow. Currently, the Company is undertaking a reevaluation of its current hair transplant processes, procedures and knowhow and is exploring related opportunities. There can be no assurances that the Company will be successful at increasing its network of affiliated medical providers.

Currently, the Company has a medical affiliate arrangement with only one medical provider, Markou Medical, which is owned by Michael Markou, D.O., a shareholder of the Company. Dr. Markou performed his first hair transplant under the Biostem affiliation in January 2011. For the year ended February 28, 2011, the Company earned $14,707 from fees charged in connection with hair transplants and from the sale of hair products. For the quarter ended May 31, 2011, the Company earned $87,670 from fees charged in connection with hair transplants and from the sale of hair products.

The Company does not manufacture its products, but instead purchases them from third parties. The Company has recently terminated a supply agreement with one supplier, although it can still purchase products from such supplier, and is currently exploring other supply arrangements.

The Company also is exploring expanding its business into other regenerative healthcare opportunities.

The Company will require a material investment of capital in order to achieve it business plan, of which there can be no assurances. The Company’s ability to effectuate its business plans and objectives are subject to various risk.

RESULTS OF OPERATION

During the three months period ending May 31, 2011, the Company had revenues of $88,670 and cost of goods sold of $ 38,435, compared to no revenues and no costs of goods sold for the same period in 2010. The Company’s revenues consist of fees received from its sole medical affiliate for the services it provides to him. Additionally, the Company had general and administrative expenses of $212,030 for the period ending May 31, 2011 and $11,508 for the same period in 2010. The increase is the result of the additional cost and expenses incurred in connection with the ongoing implementation of the Company’s business plan. Net loss for the three-month period ending May 31, 2011 was $162,795, compared to a net loss of $11,508 during the same period in 2010. The increase in net loss also is the result of the additional cost and expenses incurred in connection with the ongoing implementation of the Company’s business plan. While the Company’s revenues also increased as a result of the implementation of its business plan, revenues did not grow as quickly as the Company’s costs and expenses.

LIQUIDITY AND CAPITAL RESOURCES

At the three month period ended May 31, 2011, the Company’s current assets were $142,495 and its current liabilities were $57,773, which resulted in a working capital of $84,686. Stockholders’ deficit was $95,186 for the period ended May 31, 2011, compared to shareholders equity of $257,981 as of February 28, 2011. The Company anticipates that is working capital requirements will continue to increase as it implements its business plans, acquires inventory and equipment, undertakes increased marketing and explores other regenerative healthcare opportunities. Unless the Company is able to obtain additional financing, it expects that its current working capital will be exhausted by approximately the end of July 2011.

The Company has no lines of credit or other bank financing arrangements, and likely would not qualify for traditional financing. Generally, the Company has financed operations through advances (loans) from related parties and private placements of equity. There can be no assurances the Company will be able to obtain additional financing from its existing officers, directors or shareholders, on any other sources. Additional financing may not be available upon acceptable terms or at all. If adequate funds are not available or are not available on acceptable terms, we will not be able to implement the Company’s business plan or take advantage of prospective new business opportunities, which could significantly and materially restrict our business operations.

Cash Flows from Operating Activities

For the three month period ended May 31, 2011 and 2010, net cash flows used in operating activities were $174,158 in 2011 and $4,768, respectively. The increase is the result of the additional cost and expenses incurred in connection with the ongoing implementation of the Company’s business plan. While the Company’s revenues also increased, revenues did not grow as quickly as the Company’s costs and expenses.

Cash Flows from Financing Activities

The Company has financed its operations primarily from either advances (loans) or the issuance of equity. For the three month period ending May 31, 2011, net cash provided by financing activities was zero, compared to $4,768 for the same period in 2010.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required under this Item.

ITEM 4: CONTROLS AND PROCEDURES

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date, for the reasons stated in the Company’s Form 10-K Annual Report for the year ended February 28, 2011, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the three-month period ended May 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1: RISK FACTORS

You should carefully consider the risks described below before deciding to invest in or maintain your investment in our Company. The risks described below are not intended to be an all-inclusive list of the potential risks relating to an investment in our securities. If any of the following or other risks actually occur, our business, financial condition or operating results and the trading price or value of our securities could be materially adversely affected.

RISKS RELATED TO OUR BUSINESS:

The Company has a limited operating history upon which you can evaluate its business and its business model continues to evolve.

The Company remains a development stage Company with a limited operating history. The Company’s past operating history may not provide an adequate gauge of its potential for growth and future profitability. The limited amount of information about the Company makes it more difficult for you to predict whether or not the Company will be successful. You should evaluate the Company’s chances of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with starting a new business, many of which may be beyond the Company’s control. In addition to the uncertainties involved in developing, managing and maintaining a business of the type proposed by the Company, there are a number of other risk factors customarily associated with the commencement of any new business that can reduce the funds available for the initial operations of the enterprise. In the event of cost overruns, or in the event that other contingencies arise, the Company may require additional capital or financing, which may not be available on terms acceptable to the Company.

To date, the Company has only incurred losses and it is expected it will continue to incur losses in the immediate future.

The Company has incurred losses since inception, which raises substantial doubt about its ability to continue as a going concern. Further, the Company anticipates spending significant funds to develop its business plans. There can be no assurances that the Company will ever achieve profitability.

The Company has limited revenues and will likely need additional financing.

The Company is expected to need additional capital to fund its business plans. Its current cash and revenues are insufficient to cover its expected expenses. The sources of such additional capital could include loans from financial institutions and the offer and sale of additional shares of Common Stock or preferred stock by the Company. However, it is highly unlikely that the Company will qualify for any traditional lending at this time or in the near future. Furthermore, no assurance can be made that any existing shareholders or other sources of capital will be willing to invest additional capital or make additional loans to the Company. Further, any sale of additional shares may substantially dilute the ownership the Company’s current shareholders. It the Company is unable to obtain additional financing, its growth will be hampered and it may not be able to continue as a going concern.

Unfavorable general economic conditions could negatively impact our operating results and financial condition.

While it is often difficult to predict the impact of general economic conditions on our business, these conditions could adversely affect the demand for our products and services. Generally, these products and services are not covered by health insurance or Medicare or Medicaid and, accordingly, customers and patients must pay for them with cash. Accordingly, a decline in the economy, or even a perceived or anticipated decline, could cause a decline in the demand for those products and services.

We will incur additional expenses as a result of being a reporting public company, which may further strain our limited resources.

We expect to continue to incur significant expenses as a result of being a reporting company, including increased legal and accounting expenses and expenses incurred in complying with the internal controls requirements of the Sarbanes Oxley Act. Our failure to generate sufficient revenue and gross profit could result in reduced profits or increased losses as a result of the additional expenses.

The Company may not be able to protect its processes, procedures and knowhow and the worth of such processes, procedures and knowhow is uncertain.

The Company has not attempted to register its trademark (Biostem) and it does not believe it can receive patent protection on its current processes, procedures and knowhow. As a result, the Company may not be able to enjoin or otherwise restrict the ability of any other person from using intellectual property, procedures or knowhow that are the same or similar to those of the Company.

Our growth strategy is dependent in part on developing a network of affiliated medical providers.

While the Company intends to sell certain products directly to consumers and hair transplant clinics, it will not perform any medical procedures. Instead, the Company intends to market the Biostem procedures and develop a network of qualified medical providers that will perform the such procedures on their patients. Accordingly, the Company’s growth and revenues will depend on revenue generated by its affiliated medical providers. However, currently the Company has an affiliate arrangement with only one medical provider, Markou Medical, which is owned by Michael Markou, D.O., one of the Company’s shareholders. The Company believes its success in (a) developing a robust network of medical affiliates, (b) developing brand recognition for Biostem services and products and (c) its ability grow its hair transplant business depends, in part, on the value and effectiveness of its hair transplant processes, procedures and knowhow. Currently, the Company is undertaking a reevaluation of its current hair transplant processes, procedures and knowhow and is exploring related opportunities. There can be no assurances that the Company will be successful at developing or maintaining effective processes, procedures and knowhow or in increasing its network of affiliated medical providers.

We are dependent on Dr. Markou and certain officers of the Company.

As stated above, Dr. Markou currently is our only affiliated medical provider. Furthermore, Dwight C. Brunoehler, our CEO, and John Satino, our President, are actively engaged in growing and managing our business. The loss of any of these individuals would adversely and materially impact the Company.

Our officers and directors are involved in other businesses which may cause them to devote less time to our business.

Our officers and directors are involved with other businesses, which may cause them to allocate their time and services between us and other entities. Consequently, they may give priority to other matters over our needs, which may materially cause us to lose their services temporarily, which could affect our operations and profitability.

We are dependent upon third party suppliers to provide our products, and the loss of these suppliers or a disruption or interruption in the supply chain may adversely affect our business.

We do not manufacture any of our products. We purchase our products from third parties. The loss of one or more of our suppliers could cause a significant disruption or interruption in the supply chain and could have a material adverse effect on our business.

Our success depends, in part, on the quality of our products and services.

Our success depends, in part, on the quality of our products and services. If our products and services are found to be defective or unsafe, or if they otherwise fail to meet our customers’ standards, our relationships with our customers could suffer, our brand appeal could be diminished, and we could lose market share and/or become subject to liability claims, any of which could result in a material adverse effect on our business, results of operations and financial condition.

We may be subject to various regulations, including health care laws.

The health care industry is highly regulated, with each state and the federal government imposing its own requirements. Among other things, most states prohibit corporations that are not owned exclusively by licensed medical professionals from providing medical services and procedures. Furthermore, most states have laws prohibiting paying or receiving any remuneration, direct or indirect, that is intended to induce referrals for health care products or services. Many states also prohibit “fee-splitting” by medical professionals with any party except other medical professionals in the same professional corporation or practice association. In most cases, these laws apply to the paying of a fee based on a percentage of the practice’s revenues to another person for referring a patient or otherwise generating business, and do not prohibit payment of reasonable compensation for facilities, equipment and other services. The Company intends to operate its business and structure its agreements with its affiliated medical practitioners to avoid all such health care regulations. However, there can be no assurances the Company will be able to do so and the Company’s ability to operate in certain jurisdictions may be restricted. Further, there can be no assurance that the regulatory environment in which the Company operates will not change significantly and adversely in the future. Monitoring and compliance with such regulations will increase the operating expenses of the Company.

We are subject to competition.

The Company expects to encounter well-established competitors with substantially greater financial and other resources than the Company. Some of the Company’s competitors have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company may be located.

RISKS RELATING TO OUR COMMON STOCK:

The Company has a large number of shares outstanding and a very light trading volume.

The Company has 30,040,000 shares of common stock issued and outstanding, and none of the Company’s shareholders is subject to any contractual restrictions on his or her ability to sell his shares. Meanwhile, the Company has an extremely light trading volume. As a result, any attempt to sell anything more than a nominal amount of shares will significantly negatively impact the stock’s trading price, and shareholders may not be able to sell their shares at prices they desire, or at all, and they may need to hold their shares for the indefinite future. A more robust trading volume may never develop. This will also make it difficult for the Company to use its shares to pay for services or products or in connection with mergers and acquisitions.

Fluctuations in our operating results and announcements and developments concerning our business affect our stock price.

Our quarterly operating results, the number of stockholders desiring to sell their shares, changes in general economic conditions and the financial markets, the execution of new contracts and the completion of existing agreements and other developments affecting us, could cause the market price of our common stock to fluctuate substantially.

We are not required to meet or maintain any listing standards for our common stock to be quoted on the OTCQB, which could affect our stockholders’ ability to access trading information about our stock.

OTC Markets is separate and distinct from the NASDAQ Stock Market and any national stock exchange, such as the New York Stock Exchange or the American Stock Exchange. Although the OTCQB is a regulated quotation service operated by the OTC Markets that displays real-time quotes, last sales prices, and volume information in over-the-counter (OTC) equity securities like our Common Stock, we are not required to meet or maintain any qualitative or quantitative standards for our Common Stock to be quoted on the OTCBB. Our Common Stock does not presently, and may never, meet the minimum listing standards for listing on the NASDAQ Stock Market or any national securities exchange.

If we cease filing periodic reports with the SEC, the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market would be negatively impacted.

If we cease filing periodic reports with the SEC, it will affect our stockholders’ ability to access trading information about our Common Stock and the Company will no longer qualify for quotation on the OTCQB and will instead be eligible only for quotation on the PinkSheets, which could negatively impact our stock price and the liquidity of our Common Stock. Companies trading on the OTCQB, such as us, must be current in their SEC reports to maintain price quotation privileges on the OTCQB. The Company currently is not required to file periodic reports with the SEC.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. As of February 28, 2011, our management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting. Based on that assessment, management concluded that the Company’s internal control over financial reporting was not effective as of February 28, 2011 and that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our directors and executive officers and affiliates beneficially own approximately 63% of our Common Stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; stockholders may be unable to exercise control.

As of June 23, 2011, our executive officers, directors and affiliates beneficially owned approximately 68% of our Common Stock. As a result, our executive officers, directors and affiliates will have significant influence to:

●	elect or defeat the election of our directors;
●	amend or prevent amendment of our articles of incorporation or bylaws;
●	effect or prevent a merger, sale of assets or other corporate transaction; and
●	control the outcome of any other matter submitted to the stockholders for vote.

In addition, sales of significant amounts of shares held by our directors, executive officers and affiliates, or the prospect of these sales, could adversely affect the market price of our Common Stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Because we may be subject to the “penny stock” rules, you may have difficulty in selling our Common Stock.

Our stock currently is subject to the SEC’s penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. The application of these rules may affect the ability of broker-dealers to sell our Common Stock and may affect your ability to sell any Common Stock you may own. According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: [REMOVED AND RESERVED]

ITEM 5: OTHER INFORMATION

None.

6. EXHIBITS

Exhibits:

10.1	Consulting Agreement between the Company and NVO, LLC, dated July 14, 2011.

10.2	Employment Agreement between the Company and Dwight Brunoehler dated June 8, 2011.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biostem U.S. Corporation

Dated: July 18, 2011	By:	/s/ Dwight Brunoehler
John Dwight Brunoehler,
Chief Executive Officer

Dated: July 18, 2011	By:	/s/ Ron Sloma
Ron Sloma,
Chief Financial Officer