Form 10-Q
period 2011-08-31
BIOSTEM U.S. CORP
filed 2011-10-17
CIK 1455380

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 31, 2011

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
 (Address of Principal Executive Offices, Company’s Telephone Number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October14, 2011, there were 20, 784,238 shares of Common Stock of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

BIOSTEM U.S. CORPORATION
Balance Sheets
(Unaudited)

	August 31,	February 28,
	2011	2011

ASSETS
Current assets
Cash	$45,890	287,126
Inventory	24,397	24,720

Total current assets	70,287	311,846
Non-current assets
Assets held for return to related party	--	10,500

Total assets	$70,287	$322,346

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expense	$28,643	$8,442
Advances-third party	7,164	7,164
Advances – related parties	1,860	48,759
Total current liabilities	37,667	64,365

Stockholders’ equity
Common stock, par value $0.001
authorized 200,000,000 shares,
issued and outstanding 20,784,238
as August 31, 2011 and 30,040,000
February 28, 2011 respectively	20,784	30,040
Additional paid-in capital	1,676,575	436,760
Accumulated deficit	(1,664,739)	(208,819)
Total stockholders’ equity	32,620	257,981

Total liabilities and stockholders’ equity	$70,287	$322,346

The accompanying notes are an integral part of the unaudited financial statements

BISOTEM U.S. CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2011	2010	2011	2010
Revenue
Procedures- related party	$4,982		$90,632	--
Product sales	754		2,774	--
Total revenue	5,736		93,406	--
Cost of goods sold	54	--	38,489	--
Gross profit	5,682	--	54,917	--

Selling, general and
administrative expenses	1,298,807	3,791	1,510,837	15,297

Loss from operations	(1,293,125)	(3,791)	(1,455,920)	(15,297)

Net loss	$(1,293,125)	$(3,791)	$(1,455,920)	(15,297)
Income(Loss) per common share
Basic and diluted	$(0.10)	$(0.00)	$(0.05)	$(0.00)

Weighted average number
of common shares outstanding	12,570,399	25,040,000	27,590,399	17,057,391

The accompanying notes are an integral part of the unaudited financial statements

BIOSTEM U.S. CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	August 31,
	2011		2010
Cash Flows From Operating Activities:
Net loss		$(1,455,920)	$(15,297)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation		1,068,160
Changes in operating assets and liabilities:
Inventory		323	--
Accounts payable and accrued expense		20,201	5,568

Net cash used in operating activities		(367,236)	(9,729)

Cash Flows From Financing Activities:
Advances		--	7,164
Advances – related party		--	2,565
Sale of common stock		126,000	--

Net cash provided by financing activities		126,000	9,729

Net increase(decrease)in cash		(241,236)	--
Cash at beginning of period		287,126	--
Cash at end of period		$45,890	$--
Supplemental schedule of cash flow information:
Interest paid		$--	$--
Income taxes paid		$--	$--

NONCASH INVESTING AND FINANCING

Settlement of accounts payable – related party		$(46,899)	$-
Return of assets –related party		$10,500	$-
Common stock returned and cancelled	$	(12,013)	$-

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

Biostem US LLC acquired the assets from Dr. Markou, who owns and operates a hair restoration medical clinical in Clearwater, FL, which he operates as Markou Medical, P.A. Dr. Markou provides many procedures at his clinic. One of these procedures is the hair transplant procedure and protocol ultimately purchased by the Company and known as the Biostem Method.  Per the agreement with Dr. Markou, the Company has granted him the right to use its process, protocols and trade name and markets the hair transplant procedure on his behalf, and in consideration thereof he pays to the Company licensing and marketing fees ranging from $400 to $500 per hair transplant depending on the number of grafts in such transplant.

In consideration for the Acquired Assets, the Company, at the direction of the LLC, issued 20,400,000 shares of common stock to the 11 owners of the LLC, which resulted in the change of control of the Company, as the owners of the LLC owned approximately 95% of the 25,040,000 shares of Company common stock outstanding immediately after the Asset Transfer. . As the seller of the Acquired Assets retained control of the assets through their control of the Company, the assets were recorded at the seller’s basis of $0

In connection with the Asset Transfer, effective May 5, 2010, the Company changed its name to Biostem U.S. Corporation and increased its authorized stock to 200,000,000 shares of common stock, par value $.001 per share.

Since the Asset Transfer, the Company has discontinued its former oil and gas business and instead has begun to pursue its hair transplant business and other regenerative medicine opportunities.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Revenue recognition

Biostem’s revenue is recognized pursuant to ASC 605 “Revenue Recognition.” The Company receives and recognizes the revenue from procedures performed by a related party under the licensing agreement after the procedures have been performed and the revenue has been received from the related party.  Biostem sells products to its clients and the revenue from the product sales is recognized at the point of sale when the product is given to the client and the payment is made by the client.

Stock Based Compensation

The company adopted the provisions of ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant or vesting date, based on the fair value of the award and is recognized as expense over the requisite employee service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company’s common stock for common share issuances.

NOTE 3- BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s February 28, 2011 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 28, 2011, as reported on Form 10-K, have been omitted.

NOTE 4 - ADVANCES

A former director advanced the Company money for operating expenses. The director has resigned due to the change in control of the Company and is no longer a related party. As of August 31, 2011, the outstanding balance due on this advance was $7,164. The advance is unsecured, bears no interest and is due on demand.

NOTE 5-RELATED PARTY TRANSACTIONS

During July 2011, the Company and one of the officers agreed that the debt due to the officer of $46,899 is forgiven by him and assets of $10,500 which were originally paid by the officer are to be returned to him. The asset was offset with the advance payable and the forgiveness of advance is recorded as a contribution of capital.  As part of the agreement the officer returned 6,806,631 shares of common stock of the Company under his possession which would be cancelled by the Company upon receipt and recorded as a contribution of capital.

On July 7, 2011 the former Company President and now the Chief Financial Officer returned 5,206,631 shares of common stock that was cancelled and recorded as a contribution of capital

On June 11, 2011 the Company entered into an employment agreement with the Chief Executive Officer of the Company and issued 1,600,000 per the agreement. The shares issued vest over a 36 month period beginning on June 11, 2011 at the rate of 44,445 shares per month. The issued shares have full voting rights. The Company recognized compensation expense in the amount of $317,160 as of August 31, 2011.

The Company maintains a physical office at 13555 Automobile and Umberton Road Suite 110, Clearwater, FL 33762 that is leased from one of the Officers of the Company.

NOTE 6:  STOCKHOLDERS EQUITY

On July 14, 2011 the Company entered into a 24 month consulting agreement, in consideration for services the Company issued 1,000,000 shares of restricted common stock. The shares vest in an equal allotment of 41,667 per month with the first six months vesting immediately on the date of agreement. The shares not vested have full voting rights unless there is a cancellation of the agreement between the Company and the consulting party.

 The company recognized consulting expense in the amount of $751,000 as of August 31, 2011.

During July 2011 the Company issued 157,500 shares of common shares to various investors for cash proceeds of $ 126,000 with a value of $0.80 per share.

NOTE 7: DEVELOPMENT STAGE COMPANY

The Company from inception through the reporting period ending February 28, 2011 was considered a development stage company. As of August 31, 2011, the Company has total revenues of $93,405, and, therefore, the Company has dropped the designation of development Stage Company and started operations in hair transplant business and other regenerative medicine opportunities

NOTE 8: SUBSEQUENT EVENT

On October 13, 2011 the Company through the board of directors authorized the offering of 2,000,000 shares of common stock to a limited group of accredited investors for cash.

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

In consideration for the Acquired Assets, the Company, at the direction of the LLC, issued 20,400,000 shares of common stock to the 11 owners of the LLC, which resulted in the change of control of the Company, as the owners of the LLC owned approximately 95% of the 25,040,000 shares of Company common stock outstanding immediately after the Asset Transfer. As the seller of the Acquired Assets retained control of the assets through their control of the Company, the assets were recorded at the seller’s basis of $0.

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

Business Plan

Although the Company’s business plan continues to evolve, currently the Company, among other things, is marketing and promoting its trade name, hair transplant procedures and products that support hair transplants and hair regeneration.

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

Currently, the Company has a medical affiliate arrangement with only one medical provider, Markou Medical, which is owned by Michael Markou, D.O., and a shareholder of the Company. Dr. Markou performed his first hair transplant under the Biostem affiliation in January 2011. For the year ended February 28, 2011, the Company earned $14,707 from fees charged in connection with hair transplants and from the sale of hair products. For the quarter ended August 31, 2011, the Company earned $93,405 from fees charged in connection with hair transplants and from the sale of hair products.

The Company does not manufacture its products, but instead purchases them from third parties. The Company has recently terminated a supply agreement with one supplier, although it can still purchase products from such supplier, and is currently exploring other supply arrangements.

The Company also is exploring expanding its business into other regenerative healthcare opportunities including seeking to acquire assets related to stem cell processing and storage.

The Company will require a material investment of capital in order to achieve it business plan, of which there can be no assurances. The Company’s ability to effectuate its business plans and objectives are subject to various risk.

RESULTS OF OPERATION

During the three and six months period ending August 31, 2011, the Company had revenues of $5,736 and $93,406consisitng of $4,982 in procedures by a related party and $754 of product sales during the three months and $90,632 of procedures by related party and product sales of $2,774 during the six months period with cost of goods sold of $54 and $38,489, compared to no revenues and no costs of goods sold for the same period in 2010. The Company’s revenues consist of the sale of products and fees received from its sole medical affiliate for the services it provides to him. Additionally, the Company had general and administrative expenses of $1,298,807 and $1,510,837 for the three and six month period ending August 31, 2011 and $3,791 and $15,297 for the same periods in 2010. The dramatic increase was due to the issuance of stock for services totaling $1,068,060 during the quarter ending August 31, 2011. The shares issued were valued as of the date of issuance.  Net loss for the three and six month period ending August 31, 2011 was $1,293,125 and $1,455,920, compared to a net loss of $3,789 and $15,297 during the same periods in 2010. The increase in net loss also is the result of the additional cost and expenses incurred for consulting and the ongoing implementation of the Company’s business plan. While the Company’s revenues also increased as a result of the implementation of its business plan, revenues did not grow as quickly as the Company’s costs and expenses.

LIQUIDITY AND CAPITAL RESOURCES

At the six month period ended August 31, 2011, the Company’s current assets were $70,287 and its current liabilities were $37,667, which resulted in a working capital of $32,620. Stockholders’ equity was $32,620 for the period ended August 31, 2011, compared to shareholders equity of $257,981 as of February 28, 2011. The Company anticipates that is working capital requirements will continue to increase as it implements its business plans, acquires inventory and equipment, undertakes increased marketing and explores other regenerative healthcare opportunities. Unless the Company is able to obtain additional financing, it expects that its current working capital will be exhausted in the near future.

Cash Flows from Operating Activities

For the six month period ended August 31, 2011 and 2010, net cash flows used in operating activities were $367,236 in 2011 and $9,729, respectively. The increase is the result of the additional cost and expenses incurred in connection with the ongoing implementation of the Company’s business plan. While the Company’s revenues increased, revenues did not cover the Company’s costs and expenses.

Cash Flows from Financing Activities

The Company issued 157,500 shares of common stock with a value of $126,000. For the six month period ending August 31, 2011, net cash provided by financing activities was $126,000 compared to $9,729 for the same period in 2010.

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

ITEM 4: CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

The Company has concluded the weakness is a result of a lack of written procedures which effectively document the proper procedures and descriptions of the duties of all persons involved in the internal controls of the Company. The Company is implementing plans to document the procedures and internal controls of the Company.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

RISKS RELATED TO OUR BUSINESS:

The Company has a limited operating history upon which you can evaluate its business and its business model continues to evolve.

The Company remains a development stage Company with a limited operating history. The Company’s past operating history may not provide an adequate gauge of its potential for growth and future profitability. The limited amount of information about the Company makes it more difficult for you to predict whether or not the Company will be successful. You should evaluate the Company’s chances of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with starting a new business, many of which may be beyond the Company’s control. In addition to the uncertainties involved in developing, managing and maintaining a business of the type proposed by the Company, there are a number of other risk factors customarily associated with the commencement of any new business that can reduce the funds available for the initial operations of the enterprise. In the event of cost overruns or in the event those other contingencies arise, the Company may require additional capital or financing, which may not be available on terms acceptable to the Company.

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

While the Company intends to sell certain products directly to consumers and hair transplant clinics, it will not perform any medical procedures. Instead, the Company intends to market the Biostem procedures and develop a network of qualified medical providers that will perform such procedures on their patients. Accordingly, the Company’s growth and revenues will depend on revenue generated by its affiliated medical providers. However, currently the Company has an affiliate arrangement with only one medical provider, Markou Medical, which is owned by Michael Markou, D.O., one of the Company’s shareholders. The Company believes its success in (a) developing a robust network of medical affiliates, (b) developing brand recognition for Biostem services and products and (c) its ability grow its hair transplant business depends, in part, on the value and effectiveness of its hair transplant processes, procedures and knowhow. Currently, the Company is undertaking a reevaluation of its current hair transplant processes, procedures and knowhow and is exploring related opportunities. There can be no assurances that the Company will be successful at developing or maintaining effective processes, procedures and knowhow or in increasing its network of affiliated medical providers.

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

The Company has 20,784,238 shares of common stock issued and outstanding, and none of the Company’s shareholders is subject to any contractual restrictions on his or her ability to sell his shares. Meanwhile, the Company has an extremely light trading volume. As a result, any attempt to sell anything more than a nominal amount of shares will significantly negatively impact the stock’s trading price, and shareholders may not be able to sell their shares at prices they desire, or at all, and they may need to hold their shares for the indefinite future. A more robust trading volume may never develop. This will also make it difficult for the Company to use its shares to pay for services or products or in connection with mergers and acquisitions.

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

OTC Markets is separate and distinct from the NASDAQ Stock Market and any national stock exchange, such as the New York Stock Exchange or the American Stock Exchange. Although the OTCQB is a regulated quotation service operated by the OTC Markets that displays real-time quotes, last sales prices, and volume information in over-the-counter (OTC) equity securities like our Common Stock, we are not required to meet or maintain any qualitative or quantitative standards for our Common Stock to be quoted on the OTCBB. Our Common Stock does not presently, and may never; meet the minimum listing standards for listing on the NASDAQ Stock Market or any national securities exchange.

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

Our directors and executive officers and affiliates beneficially own approximately 36% of our Common Stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; stockholders may be unable to exercise control.

As of August 31, 2011, our executive officers, directors and affiliates beneficially owned approximately 28% of our Common Stock. As a result, our executive officers, directors and affiliates will have significant influence to:

•	elect or defeat the election of our directors;
•	amend or prevent amendment of our articles of incorporation or bylaws;
•	effect or prevent a merger, sale of assets or other corporate transaction; and
•	control the outcome of any other matter submitted to the stockholders for vote.

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

Our stock currently is subject to the SEC’s penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. The application of these rules may affect the ability of broker-dealers to sell our Common Stock and may affect your ability to sell any Common Stock you may own. According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended August 31, 2011 the Company sold 157,500 shares of restricted common stock for cash with a value of $126,000 ($0.80 per share)

During the period ending August 31, 2011 the Company issued 1,600,000 shares of restricted common stock to an officer as part of the officer’s contract with the Company.  The shares are vested over a 36 month period with the 133,335 vesting as of August 31, 2011.  The vest shares have a value of $315,560 ($3.00 -1.10 per share).

During the period ended August 31, 2011 the Company issued 1,000,000 to one entity as remuneration of a 12 months consulting contract. The shares for the period Ending August 31, 2011 have a value of $60,000 ($1.10 per share)

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: [REMOVED AND RESERVED]

ITEM 5: OTHER INFORMATION

None

6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biostem U.S. Corporation

Dated: October 14, 2011	By:	/s/ Dwight Brunoehler
John Dwight Brunoehler,
Chief Executive Officer

Dated: October 14, 2011	By:	/s/ John Satino
John Satino,
Chief Financial Officer