Form 10-Q/A
period 2011-08-31
BIOSTEM U.S. CORP
filed 2011-11-14
CIK 1455380

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment 1

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

As of October 14, 2011, there were 20, 784,238 shares of Common Stock of the issuer outstanding.

EXPLANATORY NOTE

Biostem U.S. Corporation (the “Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 that was originally filed with the United States Securities and Exchange Commission (the “Commission”) on October 17, 2011 (the “Original Quarterly Report”) for the purposes of amending and restating Item 4: Controls and Procedures to provide the conclusions of the Company’s principal executive and principal financial officers, or persons performing similar functions, regarding the effectiveness of its disclosure controls and as of the end of the period covered by this Form 10-Q, as required by Item 307 of Regulation S-K under the Securities Exchange Act of 1934 (the “Exchange Act”).  Other than discussed above, no other changes have been made to the Original Quarterly Report. This Amendment Report speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q, except with regard to Item 4: Controls and Procedures.

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

As of August 31, 2011, our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, the Certifying Officers concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

The Certifying Officers have determined the weakness is a result of a lack of written procedures which effectively document the proper procedures and descriptions of the duties of all persons involved in the internal controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. However, we presently have limited resources, which limits our ability to have thorough management oversight and to fully review control documentation.

Our management believes that the Unaudited Condensed Consolidated Financial Statements included herein present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biostem U.S. Corporation

Dated: November 11, 2011	By:	/s/ Dwight Brunoehler
John Dwight Brunoehler, Chief Executive Officer

Dated: November 11, 2011	By:	/s/ John Satino
John Satino, Chief Financial Officer