Form 10-Q/A
period 2011-08-31
BIOSTEM U.S. CORP
filed 2011-12-09
CIK 1455380

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment 2

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

As of October 14, 2011, there were 20,784,238 shares of Common Stock of the issuer outstanding.

EXPLANATORY NOTE

Biostem U.S. Corporation (the “Company”) is filing this Amendment No. 2 (the “Amended Report”) to its Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 that was originally filed with the United States Securities and Exchange Commission (the “Commission”) on October 17, 2011 (the “Original Quarterly Report”) for the purposes of amending and restating Item 4: Controls and Procedures to provide the conclusions of the Company’s principal executive and principal financial officers, or persons performing similar functions, regarding the effectiveness of its disclosure controls and as of the end of the period covered by this Form 10-Q, as required by Item 307 of Regulation S-K under the Securities Exchange Act of 1934 (the “Exchange Act”).  Other than discussed above, no other changes have been made to the Original Quarterly Report. This Amendment Report speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q, except with regard to Item 4: Controls and Procedures.

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

 ITEM 4: CONTROLS AND PROCEDURES

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2011. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Biostem U.S. Corporation

Dated: December 9, 2011	By:	/s/ Dwight Brunoehler
John Dwight Brunoehler, Chief Executive Officer

Dated: December 9, 2011	By:	/s/ John Satino
John Satino, Chief Financial Officer