Form 10-Q
period 2011-11-30
BIOSTEM U.S. CORP
filed 2012-01-17
CIK 1455380

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____

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

As of January 17, 2012, there were 85,136,967 shares of Common Stock of the issuer outstanding.

BIOSTEM U.S. CORPORATION.

FORM 10-Q

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are forward-looking statements. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Among the factors that could cause actual results to differ materially from the forward-looking statements are the following: the Company’s ability to obtain necessary capital, the Company’s ability to meet anticipated development timelines, the Company’s ability to protect its proprietary technology and knowhow; the Company’s ability to identify and develop a network of physicians, the Company’s ability to establish a global market, clinical trial results, the Company’s ability to successfully consummate future acquisitions and such other risk factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those filed with this Form 10-Q quarterly report. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1: FINANCIAL STATEMENTS

BIOSTEM U.S. CORPORATION
Balance Sheets
(Unaudited)

	November 30,	February 28,
	2011	2011

ASSETS
Current assets
Cash	$2,491	$287,126
Inventory	24,396	24,720
Prepaid	4,559	-
Total current assets	31,446	311,846
Non-current assets
Assets held for return to related party	-	10,500

Total assets	$31,446	$322,346

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Current liabilities
Accounts payable and accrued expense	$58,855	$8,442
Accrued consulting	45,000	-
Advances-third party	7,164	7,164
Advances – related parties	1,860	48,759
Total current liabilities	112,879	64,365

Stockholders’ equity (deficit)
Common stock, par value $0.001
authorized 200,000,000 shares,
issued and outstanding 85,056,952
as November 30, 2011 and 120,160,000
February 28, 2011 respectively	85,057	120,160
Additional paid-in capital	1,758,080	346,640
Accumulated deficit	(1,924,570)	(208,819)
Total stockholders’ equity(deficit)	(81,433)	257,981

Total liabilities and stockholders’ equity (deficit)	$31,446	$322,346

The accompanying notes are an integral part of the unaudited financial statements

BISOTEM U.S. CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2011	2010	2011	2010
Revenue
Procedures- related party	$552	$-	$91,939	$-
Product sales	100	-	2,119	-
Total revenue	652	-	94,058	-
Cost of goods sold	-	-	38,489	-
Gross profit	652	-	55,569	-

Selling, general and
administrative expenses	260,507	82,651	1,771,344	97,948

Loss from operations	(259,855)	(82,651)	(1,715,775)	(97,948)

Other income(expense)
Interest income	24	-	24	-
Total other income(expense)	24	-	24	-

Net loss	$(259,831)	$(82,651)	$(1,715,751)	$(97,948)
Income Loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average number
of common shares outstanding	83,854,316	113,918,240	101,590,095	83,348,364

The accompanying notes are an integral part of the unaudited financial statements

BIOSTEM U.S. CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended November 30,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(1,715,751)	$(97,948)
Adjustments to reconcile net loss to
net cash used in operating activities:
Asset held and returned	-	-
Stock based compensation	1,093,938	-
Debt forgiven by related party	-	-
Changes in operating assets and liabilities:
Inventory	324	-
Prepaid	(4,559)	(10,500)
Accounts payable and accrued expense	95,413	5,568

Net cash used in operating activities	(530,635)	(102,880)

Cash Flows From Financing Activities:
Advances	-	7,164
Advances – related party	-	95,993
Sale of common stock	246,000	400,000

Net cash provided by financing activities	246,000	503,157

Net increase(decrease)in cash	(284,635)	400,277
Cash at beginning of period	287,126	-
Cash at end of period	$2,491	$400,227
Supplemental schedule of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING

Stock transferred per change of control	$-	$20,400
Forgiveness of accounts payable – related party	$(46,899)	$40,000
Return of assets –related party	$10,500	$-
Common stock returned and cancelled	$12,014	$-

The accompanying notes are an integral part of the unaudited financial statements

BIOSTEM U.S. CORPORATION
Notes to the Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

The Company was incorporated as Equinox International, Inc. on November 5, 2008 in the state of Nevada. Originally, the Company planned to commence operations in the oil and gas exploration and production industry in North America. However, as previously reported, on May 5, 2010, with the goal of becoming a marketing and licensing company that would market certain regenerative medical procedures and products and license its brand and technologies to a network of medical providers (who would, in turn, provide medical procedures to their patients based on the Company’s technologies), the Company acquired from Biostem US LLC, a privately held Florida limited liability company (the “LLC”), certain assets (the “Acquired Assets”) related to hair transplant procedures (the “Asset Transfer”). Specifically, the Acquired Assets consists of a hair transplant process and protocols known as the “Biostem Method” that involves the injection of autologous platelet rich plasma containing stem cells from the patient to the scalp of the patient in combination with an oral nutriceutical and the concomitant use of low-level laser therapy, which combination the Company believes helps support the healing of transplanted area and increases the success of the hair transplant surgery.

Prior to the Asset Transfer, Biostem US LLC acquired the Biostem Method from Dr. Markou, who owns and operates a hair restoration medical clinic in Clearwater, FL, which he operates as Markou Medical, P.A. Prior to the Asset Transfer, Dr. Markou provided many procedures for his patients at his clinic, including (but not limited to) hair transplants based upon the Biostem Method. Since the Asset Transfer, Dr. Markou continues to provide many procedures at his clinic, including (but not limited to) hair transplants based upon the Biostem Method. However, since the Asset Transfer, any hair transplants that he conducts based upon the Biostem Method are pursuant to a medical affiliate arrangement between Dr. Markou and the Company, pursuant to which the Company grants Dr. Markou the right to use the processes and protocols related to the Biostem Method, as well as the Biostem tradename, and markets the hair transplant procedure on Dr. Markou’s behalf, and, in consideration thereof, Dr. Markou pays to the Company licensing and marketing fees ranging from $400 to $500 per hair transplant depending on the number of grafts in such transplant. Pursuant to the medical affiliate agreement, all hair transplants and related procedures are to be provided by Dr. Markou (or other medical professionals under his supervisions), through his clinic and under his supervision, and to his patients. The agreement does not prevent Dr. Markou from providing other procedures at his clinic, and Dr. Markou does not pay the Company any licensing or marketing fees for these other procedures.  The Company does not provide hair transplants or practice medicine or manage Dr. Markou’s practice, but instead licenses the Biostem Method and name to Dr. Markou and provides marketing (including radio, television and internet campaigns) relating the Biostem Method to help drive patients to Dr. Markou’s practice.

The Company did not acquire any tangible assets from Biostem US LLC or Dr. Markou, only the intangible assets related to the Biostem Method and name.

In consideration for the Acquired Assets, the Company, at the direction of the LLC, issued 20,400,000 shares of common stock to the 11 owners of the Biostem US LLC, which resulted in the change of control of the Company, as the owners of the LLC owned approximately 95% of the 25,040,000 shares of Company common stock outstanding immediately after the Asset Transfer. As the seller of the Acquired Assets retained control of the assets through their control of the Company, the Acquired Assets were recorded at the seller’s basis of $0.

In connection with the Asset Transfer, effective May 5, 2010, the Company changed its name to Biostem U.S. Corporation and increased its authorized stock to 200,000,000 shares of common stock, par value $.001 per share.

Since the Asset Transfer, the Company has discontinued its former oil and gas business and instead has begun to pursue its marketing and licensing business focused on regenerative medicine.

The Company has depleted its cash and will require significant additional financing to achieve it business plans and objectives. Over the next 12 months, the Company anticipates it will require approximately $2,000,000. While the Company is exploring financing options, there can be no assurances that it will be able to obtain additional financing. The Company’s ability to effectuate its business plans and objectives are subject to various risks. See “Risk Factors.”

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

NOTE 4 - ADVANCES

A former director advanced the Company money for operating expenses. The director has resigned due to the change in control of the Company and is no longer a related party. As of November 30, 2011, the outstanding balance due on this advance was $7,164. The advance is unsecured, bears no interest and is due on demand.

NOTE 5-RELATED PARTY TRANSACTIONS

During July 2011, the Company and one of its former officers agreed that the debt due to the former officer of $46,899 is forgiven by him and assets of $10,500 which were originally paid by the former officer are to be returned to him. The asset was offset with the advance payable and the forgiveness of advance is recorded as a contribution of capital in the amount of $36,399. As part of the agreement, the former officer returned 6,806,631 shares of common stock of the Company under his possession, which were cancelled by the Company upon receipt and recorded as a contribution of capital.

On July 7, 2011, the former Company President and now the Chief Financial Officer returned 5,206,631 shares of common stock, which were cancelled and recorded as a contribution of capital.

On June 11, 2011, the Company entered into an employment agreement with the Chief Executive Officer of the Company and issued 1,600,000 shares to the CEO per his agreement. The shares issued vest over a 36-month period beginning on June 11, 2011 at the rate of 44,445 shares per month. The issued shares have full voting rights. The Company recognized compensation expense in the amount of $342,938 as of November 30, 2011 in connection with such share issuance.

The Company maintains a physical office at 13555 Automobile and Umberton Road Suite 110, Clearwater, FL 33762 that is leased from one of the Officers of the Company.

NOTE 6:  STOCKHOLDERS EQUITY

On July 14, 2011, the Company entered into a 24-month consulting agreement, in consideration for services the Company issued 1,000,000 shares of restricted common stock. The shares vest in an equal allotment of 41,667 per month with the first six months vesting immediately on the date of agreement. The shares not vested have full voting rights unless there is a cancellation of the agreement between the Company and the consulting party.

On July 14, 2011, the Company entered into a Consulting Agreement with NVO, LLC, a California limited liability company, pursuant to which NVO will assist the Company with its business objectives, including (i) identifying, analyzing, structuring and/or negotiating business sales and/or acquisitions, (ii) assisting the Company in its corporate strategies, (iii) assisting the Company in the implementation of its business plan, and (iv) assisting the Company in the negotiation, documentation and closing of strategic alliances, partnerships and joint ventures. In consideration thereof, the Company is making certain cash payments to NVO and issued 1,000,000 shares of restricted common stock to NVO, 250,000 of which vested immediately on July 14, 2011 and the balance of which vests in 18 monthly installments of 41,666.67 commencing on January 14, 2011. The 250,000 shares which vested on July 14, 2011 were measured and recognized as expense during the quarter ending August 31, 2011, resulting in an expense of $750,000. The remaining 750,000 shares will be measured and expensed at the completion of each month during the remaining 18-month vesting period based on the price of the Company’s stock price during such period, which will result in future expenses that will fluctuate based on the stock price in each future month during the vesting period. As a result of the Company’s light trading volume and its volatile stock price, the total expense associated with these shares is uncertain, but could be significant. Over the last year, the Company’s stock price has traded between $4.00 and $0.06.  Thus, at the high end of this range, the total expense for the remaining 750,000 shares would be $3,000,000, which could have a material unfavorable impact on income from continuing operations.

The Company recognized consulting expense in the amount of $750,000 as of November 30, 2011 in connection with its Consulting Agreement with NVO and accrued $45,000 of unpaid fees.

During the period ending November 30, 2011, the Company issued 637,500 shares of common stock to various investors for cash proceeds of $246,000 with a value of $0.25 to $0.80 per share.

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

On December 12 and 22, 2011 the Company issued 460,000 shares of Common stock to 2 individuals for cash with a value of $115,000, ($0.25 per share).

On December 17, 2011 the Company issued 1,250,000 shares of common stock for debt with a value of $100,000 ($0.08 per share).  The shares were issued to settle an outstanding balance on a contract.

On December 22, 2011 the Company affected a forward split of 4 shares for each 1 share outstanding as of December 22, 2011.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction and Business Plan

The Company was incorporated as Equinox International, Inc. on November 5, 2008 in the state of Nevada. Originally, the Company planned to commence operations in the oil and gas exploration and production industry in North America. However, as previously reported, on May 5, 2010, with the goal of becoming a marketing and licensing company that would market certain regenerative medical procedures and products and license its brand and technologies to a network of medical providers (who would, in turn, provide medical procedures to their patients based on the Company’s technologies), the Company acquired from Biostem US LLC, a privately held Florida limited liability company (the “LLC”), certain assets (the “Acquired Assets”) related to hair transplant procedures (the “Asset Transfer”). Specifically, the Acquired Assets consists of a hair transplant process and protocols known as the “Biostem Method” that involves the injection of autologous platelet rich plasma containing stem cells from the patient to the scalp of the patient in combination with an oral nutriceutical and the concomitant use of low-level laser therapy, which combination the Company believes helps support the healing of transplanted area and increases the success of the hair transplant surgery.

Prior to the Asset Transfer, Biostem US LLC acquired the Biostem Method from Dr. Markou, who owns and operates a hair restoration medical clinic in Clearwater, FL, which he operates as Markou Medical, P.A. Prior to the Asset Transfer, Dr. Markou provided many procedures for his patients at his clinic, including (but not limited to) hair transplants based upon the Biostem Method. Since the Asset Transfer, Dr. Markou continues to provide many procedures at his clinic, including (but not limited to) hair transplants based upon the Biostem Method. However, since the Asset Transfer, any hair transplants that he conducts based upon the Biostem Method are pursuant to a medical affiliate arrangement between Dr. Markou and the Company, pursuant to which the Company grants Dr. Markou the right to use the processes and protocols related to the Biostem Method, as well as the Biostem tradename, and markets the hair transplant procedure on Dr. Markou’s behalf, and, in consideration thereof, Dr. Markou pays to the Company licensing and marketing fees ranging from $400 to $500 per hair transplant depending on the number of grafts in such transplant. Pursuant to the medical affiliate agreement, all hair transplants and related procedures are to be provided by Dr. Markou (or other medical professionals under his supervisions), through his clinic and under his supervision, and to his patients. The agreement does not prevent Dr. Markou from providing other procedures at his clinic, and Dr. Markou does not pay the Company any licensing or marketing fees for these other procedures.  The Company does not provide hair transplants or practice medicine or manage Dr. Markou’s practice, but instead licenses the Biostem Method and name to Dr. Markou and provides marketing (including radio, television and internet campaigns) relating the Biostem Method to help drive patients to Dr. Markou’s practice.

During the three- and nine-month periods ending November 30, 2011, Dr. Markou was the Company’s only medical affiliate. Recently, Dr. Markou terminated his written contract with the Company. However, the Company believes that Dr. Markou will continue to accept referrals from the Company on a case by case basis. Furthermore, the Company hopes to enter into arrangements with other medical providers and to grow its affiliate network throughout the country and eventually in international markets as well. The Company will not provide any medical procedures directly, including hair transplants, but instead through a network of qualified medical providers, such as Dr. Markou, who will perform the medical procedures on their patients, using the Company’s protocols and procedures. It is expected that each such affiliated medical provider, will, among other things: (1) be granted the right to use the Company’s procedures, protocols and tradenames and the right to hold itself out as a Biostem provider; (2) receive certain training and ongoing support regarding the Company’s procedure and protocols; (3) be supplied with certain support products, lasers and other equipment necessary to undertake the medical procedures using the Company’s procedures and protocols; and (4) receive the benefit of the Company’s marketing efforts. In consideration thereof, the affiliated medical providers will pay to the Company certain licensing, marketing and leasing fees. For the reasons discuss below, there can be no assurances that the Company will be successful at increasing its network of affiliated medical providers.

The Company did not acquire any tangible assets from Biostem US LLC or Dr. Markou, only the intangible assets related to the Biostem Method and name.

In consideration for the Acquired Assets, the Company, at the direction of the LLC, issued 20,400,000 shares of common stock to the 11 owners of the Biostem US LLC, which resulted in the change of control of the Company, as the owners of the LLC owned approximately 95% of the 25,040,000 shares of Company common stock outstanding immediately after the Asset Transfer. As the seller of the Acquired Assets retained control of the assets through their control of the Company, the Acquired Assets were recorded at the seller’s basis of $0.

In connection with the Asset Transfer, effective May 5, 2010, the Company changed its name to Biostem U.S. Corporation and increased its authorized stock to 200,000,000 shares of common stock, par value $.001 per share.

Since the Asset Transfer, the Company has discontinued its former oil and gas business and instead has begun to pursue its marketing and licensing business focused on regenerative medicine. To this end, in June, 2011, the Company hired a new Chief Executive Officer, Dwight Brunoehler, and appointed a new board of directors. Mr. Brunoehler devotes substantially all of his business time and efforts to the Company. Among other things, since being hired, Mr. Brunoehler has reviewed the Company’s systems, protocols and processes and renegotiated the Company’s agreements with its former management. As a result, 12,013,262 shares issued as part of the Asset Transfer have been returned to the Company and cancelled. As a result of the forgoing review of the Company’s protocols and processes related to the Biostem Method, the Company has concluded that while the Biostem Method, in the form acquired by the Company, is effective and achieves positive results in hair transplants, it is unlikely that the Company will be able to patent the current Biostem Method protocols and procedures because, while the current Biostem Method is a unique arrangement and conglomeration of several discrete procedures (such as the use of low-level laser treatments and PRP injections to the affected scalp areas), no individual procedure is novel and each has previously been used in hair transplant procedures. As a result, the Company does not believe it can patent the Biostem Method in its current form and that it may not be able to prevent others from using the same or similar protocols and procedures for hair transplants. In such a case, the Company’s ability to develop a significant network of medical affiliates and its ability to charge those affiliates appropriate marketing and licensing fees could be materially negatively impacted. The Company believes its success in (a) developing a robust network of medical affiliates, (b) developing brand recognition for Biostem services and products and (c) its ability grow its regenerative medicine business depends, in part, on the value, uniqueness, protectability and effectiveness of its processes, procedures and knowhow. As such, the Company is pursuing additional protocols and procedures that could be incorporated into the Biostem Method that would not only continue to improve its effectiveness in hair transplants and other regenerative procedures, but that also would make it unique and exclusive to the Company, thus allowing it to patent and protect its proprietary property. Until such time, so that the Company can conserve cash and focus on so improving its protocols and procedures, the Company has chosen to suspend its marketing efforts and its efforts to expand its medical affiliate network.

Management estimates that the Company will be in a position to fully resume its marketing efforts and its efforts to expand its medical affiliate network once it secures additional financing of at least $2,000,000 and modifies its protocols and procedures in a manner which allows the Company to patent and protect such intellectual property, as discussed above, which management hopes to achieve before the end of June 30, 2012, although there can be no assurances in this regard. However, recently the Company’s officers and directors have been involved in private negotiations with certain foreign hair-transplant clinics interested in licensing the Company’s current hair-transplant protocols and procedures. There can be no assurances that these foreign licenses will ever come to fruition.

Until a patent is issued, the Company has been informed that its original Biostem Method can most effectively be protected with confidentiality and other appropriate agreements. The Company has entered into confidentiality or other similar agreements with each of its material suppliers and the other parties who, to its knowledge, have had access to its protocols and procedures, and it intends to continue to enter into such agreements when appropriate and necessary to protect its confidential information. Furthermore, the Company intends to file applications to register its trademark (Biostem) and any new protocols and procedures as they are developed and as cash flow allows.

Currently, the Company continues to market and sell various over-the-counter hair-support products (including oral nutriceuticals, shampoos and related items) through its website,  www.biostem.us . All of these products are manufactured by third-parties based on the Company’s non-proprietary specifications on a private-label basis. The Company has recently terminated a supply agreement with one supplier, although it still purchases products from that supplier via periodic purchase orders. The Company does not have any other supply agreements but also purchases products from another supplier via periodic purchase orders. The Company is currently exploring other supply arrangements.

Most of the Company’s products purchased during this period were purchased by Dr. Markou’s patients. In the future, the Company hopes to generate revenues both through direct sales of products to consumers and from sales made through its medical affiliates, as well as from licensing, marketing and leasing fees charged to its medical affiliates. However, until the Company resumes its marketing efforts, including through radio, television and internet campaigns, it expects its sales to remain small and to be limited to the sale of products primarily through it website.

In addition to expanding and improving its hair treatment protocols and procedures, the Company also currently is working on (a) studying, exploring and pursuing other regenerative medicine opportunities, (b) protecting its intellectual property through trademark and patent registrations and (c) negotiating the potential acquisition of a non-U.S. healthcare company in the stem cell sciences business. If the Company is successful with the forgoing objectives, the changes to its current products and services could be significant since not only will it have improved its existing products and services, but broadened its product and service offering.

The other regenerative medicine opportunities the Company is exploring include the use of nano-technology in hair transplant procedures and the use of autologous platelet rich plasma containing stem cells for joint and ligament repair. To the Company’s knowledge, written protocols applying these technologies to these uses do not yet exist. The Company currently is negotiating with an R&D laboratory associated with a U.S. university to undertake the testing necessary to enable the Company (using its internal staff and resources as well as the assistance of the laboratory) to develop written protocols to put this technology to use in practical applications for hair transplants and joint and ligament injections. The forgoing testing is not a clinical trial and the Company is not currently undertaking any clinical trials, including any that would require FDA approval. The Company may license certain technology on which these applications are based from the forgoing university and the parties are in discussion regarding the terms of any such license. The Company intends to pay for the referenced license either with stock of the Company, cash or a combination of both. Any such cash used in this regard is included in the estimated $2 million we anticipate requiring in the next 12 months, as discussed further below. There can be no assurances that the Company will be successful in bringing these applications to market.

The Biostem Method does not require FDA approval and doctors providing hair transplants using the Biostem Method do not require FDA approval to provide such procedures. Furthermore, the Company does not intend, at this time, to license to medical affiliates or to develop or otherwise pursue any products or services that require FDA approval.

To assist the Company with the forgoing business plans and objectives, on July 14, 2011, the Company entered into a Consulting Agreement with NVO, LLC, a California limited liability company, pursuant to which NVO will assist the Company with its business objectives, including (i) identifying, analyzing, structuring and/or negotiating business sales and/or acquisitions, (ii) assisting the Company in its corporate strategies, (iii) assisting the Company in the implementation of its business plan, and (iv) assisting the Company in the negotiation, documentation and closing of strategic alliances, partnerships and joint ventures. In consideration thereof, the Company is making certain cash payments to NVO and issued 1,000,000 shares of restricted common stock to NVO.

The Company has depleted its cash and will require significant additional financing to achieve it business plans and objectives. Over the next 12 months, the Company anticipates it will require approximately $2,000,000. While the Company is exploring financing options, there can be no assurances that it will be able to obtain additional financing. The Company’s ability to effectuate its business plans and objectives are subject to various risks. See “Risk Factors.”

RESULTS OF OPERATION

During the three and nine months period ending November 30, 2011, the Company had revenues of $652 and $94,058, consisting of $552 in procedures by a related party and $100 of product sales during the three-month period and $91,939 of procedures by related party and product sales of $2,119 during the nine-month period, with cost of goods sold of zero and $38,489, respectively, compared to no revenues and no costs of goods sold for the same periods in 2010. The Company’s revenues consist of the sale of products and fees received from its sole medical affiliate for the services it provides to him. Additionally, the Company had general and administrative expenses of $260,507 and $1,771,344 for the three and nine month period ending November 30, 2011 and $82,651 and $97,948 for the same periods in 2010. The dramatic increase was due to the issuance of stock for services, totaling $1,130,237 during the period ending November 30, 2011. The shares issued were valued as of the date of issuance. Net loss for the three and nine month period ending November 30, 2011 was $259,831 and $1,715,751, compared to a net loss of $82,651 and $97,948 during the same periods in 2010. The increase in net loss also is the result of the additional cost and expenses incurred for consulting and the ongoing implementation of the Company’s business plan. While the Company’s revenues also increased as a result of the implementation of its business plan, revenues did not grow as quickly as the Company’s costs and expenses.

LIQUIDITY AND CAPITAL RESOURCES

At the nine month period ended November 30, 2011, the Company’s current assets were $31,446 and its current liabilities were $112,879, which resulted in negative working capital of $81,433. Stockholders’ deficit was $81,433 for the period ended November 30, 2011, compared to shareholders equity of $257,981 as of February 28, 2011. The Company anticipates that its working capital requirements will continue to increase as it implements its business plans, acquires inventory and equipment, undertakes increased marketing and explores other regenerative healthcare opportunities. Since the end of the quarter covered by this Form 10-Q, the Company has depleted its cash and will require significant additional financing to achieve it business plans and objectives. Over the next 12 months, the Company anticipates it will require approximately $2,000,000. While the Company is exploring financing options, there can be no assurances that it will be able to obtain additional financing. The Company’s ability to effectuate its business plans and objectives are subject to various risks. See “Risk Factors.”

Cash Flows from Operating Activities

For the nine month period ended November 30, 2011 and 2010, net cash flows used in operating activities were $530,635 in 2011 and $102,880, respectively. The increase is the result of the additional cost and expenses incurred in connection with the ongoing implementation of the Company’s business plan. While the Company’s revenues increased, revenues did not cover the Company’s costs and expenses.

Cash Flows from Financing Activities

The Company issued 637,500 shares of common stock with a value of $246,000 during the nine-month period ended November 30, 2011. For the nine month period ending November 30, 2011, net cash provided by financing activities was $246,000 compared to $503,157 for the same period in 2010.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2011. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

The Company remains a development stage Company with a limited operating history. The Company’s past operating history may not provide an adequate gauge of its potential for growth and future profitability. The limited amount of information about the Company makes it more difficult for you to predict whether or not the Company will be successful. You should evaluate the Company’s chances of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with starting a new business, many of which may be beyond the Company’s control. In addition to the uncertainties involved in developing, managing and maintaining a business of the type proposed by the Company, there are a number of other risk factors customarily associated with the commencement of any new business that can reduce the funds available for the initial operations of the enterprise. In the event of cost overruns, or in the event that other contingencies arise, the Company may require additional capital or financing, which may not be available on terms acceptable to the Company or at all.

To date, the Company has only incurred losses and it is expected it will continue to incur losses in the immediate future and it currently has depleted its cash reserves, which raise significant doubt about its ability to continue as a going concern.

The Company has incurred losses since inception and has depleted its cash reserves. Additionally, the Company recently has suspended its hair transplant marketing efforts, which saves cash but also is expected to materially negatively impact its revenues. The Company will require significant funds to develop and implement its business plans. All these facts raise significant doubts about the Company’s ability to continue as a going concern.

The Company has limited revenues and will need additional financing.

The Company needs additional capital to develop and implement its business plans. Over the next 12 months, the Company anticipates it will require approximately $2,000,000, which, because of its limited revenues, will primarily need to come from additional financing. The sources of such additional capital could include loans from financial institutions and the offer and sale of additional shares of Common Stock or preferred stock by the Company. However, it is highly unlikely that the Company will qualify for any traditional lending at this time or in the near future. Furthermore, no assurance can be made that any existing shareholders or other sources of capital will be willing to invest additional capital or make additional loans to the Company. Further, any sale of additional shares may substantially dilute the ownership the Company’s current shareholders. If the Company is unable to obtain additional financing, its growth will be hampered and it may not be able to continue as a going concern.

The Company has issued shares to a consultant which could have a material negative impact on its income from continuing operations.

As discussed above, on July 14, 2011, the Company entered into a one-year Consulting Agreement with NVO, LLC, pursuant to which the Company is making certain cash payments to NVO and has issued 1,000,000 shares of restricted common stock to NVO, 250,000 of which vested immediately on July 14, 2011 and the balance of which vests in 18 monthly installments of 41,666.67 commencing on January 14, 2011. The 250,000 shares which have vested were measured and recognized as expense during the quarter ending August 31, 2011, resulting in an expense of $750,000. The remaining 750,000 shares will be measured and expensed at the completion of each month during the remaining 18-month vesting period based on the price of the Company’s stock price during such period, which will result in future expenses that will fluctuate based on the stock price in each future month during the vesting period. As a result of the Company’s light trading volume and its volatile stock price, the total expense associated with these shares is uncertain, but could be significant. Over the last year, the Company’s stock price has traded between $4.00 and $0.06.  Thus, at the high end of this range, the total expense for the remaining 750,000 shares would be $3,000,000, which could have a material unfavorable impact on income from continuing operations. Additionally, as these shares vest the Company’s existing shareholder will incur dilution of their percentage ownership in the Company.

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

We expect to continue to incur significant expenses as a result of being a reporting company, including increased legal and accounting expenses and expenses incurred in complying with the internal controls requirements of the Sarbanes Oxley Act. Currently, the Company estimates that the total amount of these additional expenses approximates $250,000. Our failure to generate sufficient revenue and gross profit could result in reduced profits or increased losses as a result of the additional expenses.

The Company may not be able to protect its processes, procedures and knowhow and the worth of such processes, procedures and knowhow is uncertain.

The Company has not attempted to register its trademark (Biostem) and it does not believe it can receive patent protection on its current Biostem Method processes, procedures and knowhow for the reasons discussed in Section 1 above. As a result, the Company may not be able to enjoin or otherwise restrict the ability of any other person from using intellectual property, procedures or knowhow that are the same or similar to those of the Company, which may limit the Company’s ability to develop its network of medical affiliates and negatively impact its revenues.

Our growth strategy is dependent in part on developing a network of affiliated medical providers.

While the Company intends to sell certain products directly to consumers and hair transplant clinics, it will not perform any medical procedures. Instead, the Company intends to market the Biostem procedures and develop a network of qualified medical providers that will perform the such procedures on their patients. Accordingly, the Company’s growth and revenues will depend on revenue generated by its affiliated medical providers. Currently the Company does not have any formal agreements with any medical providers. The Company believes its success in (a) developing a robust network of medical affiliates, (b) developing brand recognition for Biostem services and products and (c) its ability grow its hair transplant business depends, in part, on the value and effectiveness of its hair transplant processes, procedures and knowhow. As discussed further above, the Company does not believe it can secure patent protection for its current Biostem Method process and protocols. Currently, the Company is undertaking a re-evaluation of its current hair transplant processes, procedures and knowhow and is exploring related opportunities. There can be no assurances that the Company will be successful at developing or maintaining effective processes, procedures and knowhow or in increasing its network of affiliated medical providers.

We are dependent on certain officers of the Company.

Dwight C. Brunoehler, our CEO, is actively engaged in growing and managing our business. The loss of any of Mr. Brunoehler could adversely and materially impact the Company.

Our President and CFO, and one of our directors, John Satino, is involved in another business which may cause him to devote less time to our business and may create certain conflicts of interest.

Until the Company is prepared to significantly increase its marketing efforts, which is not expected to occur until the Company can obtain additional financing and until it strengthens and expands its product and service offerings, Mr. Satino’s duties to the Company are limited. The Company currently is not dependent on him. Furthermore, Mr. Satino’s employment agreement with the Company places certain restriction on him. Among other things, he has agreed not to enter into any relationship with, or solicit, divert, or attempt to solicit or divert from the Company, any vendors, suppliers or customers of the Company, or to disrupt, damage, impair or interfere with the business of the Company. And he has also agreed to keep the Company’s confidential information confidential and has assigned all rights he may have to the Biostem Method, if any, or to any improvements thereto to the Company. The forgoing notwithstanding, by reason of the fact that Mr. Satino also is President of Biotone Corporation, d/b/a hair and scalp clinics, a hair replacement company, to which he currently devotes most of his business time and efforts, a conflict of interest could arise with regard to Mr. Satino and he may not be able to devote sufficient attention to the Company once it is ready to significantly increase its marketing efforts, which could affect our operations and profitability.

Our success depends, in part, on the quality of our products and services.

Our success depends, in part, on the quality of our products and services. If our products and services are found to be defective or unsafe, or if they otherwise fail to meet our medical affiliates’ standards, our relationships with our medical affiliates could suffer, our brand appeal could be diminished, and we could lose market share and/or become subject to liability claims, any of which could result in a material adverse effect on our business, results of operations and financial condition.

We may be subject to various regulations, including health care laws.

The health care industry is highly regulated, with each state and the federal government imposing its own requirements. Among other things, most states prohibit corporations that are not owned exclusively by medical professionals from providing medical services and procedures. Furthermore, most states have laws prohibiting paying or receiving any remuneration, direct or indirect, that is intended to induce referrals for health care products or services. Many states also prohibit “fee-splitting” by medical professionals with any party except other medical professionals in the same professional corporation or practice association. In most cases, these laws apply to the paying of a fee based on a percentage of the practice’s revenues to another person for referring a patient or otherwise generating business, and do not prohibit payment of reasonable compensation for facilities, equipment and other services. The Company intends to comply with all applicable health care regulations on a state-by-state basis, starting with Florida and expanding into other states as the Company grows. With the assistance of health care counsel, before entering a state, the Company will analyze the state rules and regulations and endeavor to structure its financial and business arrangements with medical providers in each state in which the Company operates in a manner that complies with that state’s regulations. Without limiting the forgoing, the Company will only provide such services and support to its medical affiliates, including paid support staff to assist with medical procedures, if allowed by the rules and regulations of such state. This analysis may be expensive and time consuming and the restrictions imposed by applicable laws and regulations may negatively impact the Company’s profitability. Further, there can be no assurance that the regulatory environment in which the Company operates will not change significantly and adversely in the future. Monitoring and compliance with such regulations will increase the operating expenses of the Company.

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

The Company has 85,056,952 shares of common stock issued and outstanding, and most of the Company’s shareholders are not subject to any contractual restrictions on their ability to sell shares. Meanwhile, the Company has an extremely light trading volume. As a result, any attempt to sell anything more than a nominal amount of shares will significantly negatively impact the stock’s trading price, and shareholders may not be able to sell their shares at prices they desire, or at all, and they may need to hold their shares for the indefinite future. A more robust trading volume may never develop. This will also make it difficult for the Company to use its shares to pay for services or products or in connection with mergers and acquisitions.

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

If we cease filing periodic reports with the SEC, it will affect our stockholders’ ability to access trading information about our Common Stock and the Company will no longer qualify for quotation on the OTCQB and will instead be eligible only for quotation on the Pink Sheets, which could negatively impact our stock price and the liquidity of our Common Stock. Companies trading on the OTCQB, such as us, must be current in their SEC reports to maintain price quotation privileges on the OTCQB. The Company currently is not required to file periodic reports with the SEC.

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

Our directors and executive officers and affiliates beneficially own approximately 26.68 % of our Common Stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; stockholders may be unable to exercise control.

As of June 23, 2011, our executive officers, directors and affiliates beneficially owned approximately 26.68 % of our Common Stock. As a result, our executive officers, directors and affiliates will have significant influence to:

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended November 30, 2011, the Company sold 577,500 shares of restricted common stock to seven individuals for an aggregate cash payment of $231,000.

During the period ending November 30, 2011, the Company issued 1,600,000 shares of restricted common stock to an officer as part of the officer’s employment contract with the Company.  The shares vest over a 36-month period, with the 266,670 having vested as of November 30, 2011.

During the period ended November 30, 2011, the Company issued 1,000,000 to NVO, LLC as consulting fees pursuant to a Consulting Agreement with NVO, LLC, as discussed further above.

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Act”) for the issuance of all the securities discussed above pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the Company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

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

Biostem U.S. Corporation

Dated: January 17, 2012	By:	/s/ Dwight Brunoehler
John Dwight Brunoehler
Chief Executive Officer

Dated January 17, 2011	By:	/s/ John Satino
John Satino
Chief Financial Officer