Form 10-K
period 2012-02-29
BIOSTEM U.S. CORP
filed 2012-06-01
CIK 1455380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-54490

BIOSTEM U.S. CORPORATION
(Exact name of Company as specified in its charter)

Nevada	80-0324801
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13555 Automobile and Umberton Road, Suite 110 Clearwater, FL 33762
 (Address of principal executive offices)(Zip Code)

Company's telephone number, including area code: (727) 446-5000

Securities registered pursuant to Section 12(b) of the Act: Common Stock

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Company is a well-seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☒ No ☐

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15d of the Act Yes ☒ No ☐

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the Company has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the Company was required to submit and post such files.) Yes ☐ No☒

Indicate by checkmark if disclosure of delinquent filers to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of May 31, 2012 was 280,490,856.  The aggregate number of shares of the voting stock held by non-affiliates on May 30, 2012 was 175,072,994. The market value of these shares, computed by reference to the market closing price on May 30, 2012 was $ 75,719,088.  For the purposes of the foregoing calculation only, all directors and executive officers of the Company plus shareholder owning 5% of the Company’s outstanding common stock have been deemed affiliates.

Documents Incorporated by Reference: None.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections about us, our beliefs, and assumptions made by us. In addition, we may make other written or oral statements, which constitute forward-looking statements, from time to time. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from what is expressed or forecasted in such forward-looking statements, and undue reliance should not be placed on such statements. All forward-looking statements are made as of the date hereof, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: the marketplace’s receptivity to our terms and elements of or products and services; our ability to grow; our ability to raise additional capital; our ability to expand revenues; our ability to establish competitive technological capabilities, and the risk factors contained in the form 10-K.

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

During the year ended February 29, 2012, Dr. Markou was the Company’s only medical affiliate. Dr. Markou terminated his written contract with the Company. However, the Company believes that Dr. Markou will continue to accept referrals from the Company on a case by case basis. Furthermore, the Company plans to enter into arrangements with other medical providers and to grow its affiliate network throughout the country and eventually in international markets as well. The Company will not provide any medical procedures directly, including hair transplants, but instead through a network of qualified medical providers, such as Dr. Markou, who will perform the medical procedures on their patients, using the Company’s protocols and procedures. It is expected that each such affiliated medical provider, will, among other things: (1) be granted the right to use the Company’s procedures, protocols and trade names and the right to hold itself out as a Biostem provider; (2) receive certain training and ongoing support regarding the Company’s procedure and protocols; (3) be supplied with certain support products, lasers and other equipment necessary to undertake the medical procedures using the Company’s procedures and protocols; and (4) receive the benefit of the Company’s marketing efforts. In consideration thereof, the affiliated medical providers will pay to the Company certain licensing, marketing and leasing fees. For the reasons discuss below, there can be no assurances that the Company will be successful at increasing its network of affiliated medical providers.

The Company did not acquire any tangible assets from Biostem US LLC or Dr. Markou, only the intangible assets related to the Biostem Method and name.

In consideration for the Acquired Assets, the Company, at the direction of the LLC, issued 244,800,000 shares of common stock to the 11 owners of the Biostem US LLC, which resulted in the change of control of the Company, as the owners of the LLC owned approximately 95% of the 300,480,000 shares of Company common stock outstanding immediately after the Asset Transfer. As the seller of the Acquired Assets retained control of the assets through their control of the Company, the Acquired Assets were recorded at the seller’s basis of $0.

In connection with the Asset Transfer, effective May 5, 2010, the Company changed its name to Biostem U.S. Corporation and increased its authorized stock to 200,000,000 shares of common stock, par value $.001 per share. On April 27, 2012 the Company the Company undertook a three for one stock split and increased its authorized shares to 600,000,000.

Since the Asset Transfer, the Company has discontinued its former oil and gas business and instead has begun to pursue its marketing and licensing business focused on regenerative medicine. To this end, in June, 2011, the Company hired a new Chief Executive Officer, Dwight Brunoehler, and appointed a new board of directors. Mr. Brunoehler devotes substantially all of his business time and efforts to the Company. Among other things, since being hired, Mr. Brunoehler has reviewed the Company’s systems, protocols and processes and renegotiated the Company’s agreements with its former management. As a result, 144,159,144 shares issued as part of the Asset Transfer have been returned to the Company and cancelled.

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

Most of the Company’s products purchased during this period were purchased by Dr. Markou’s patients. In the future, the Company hopes to generate revenues both through direct sales of products to consumers and from sales made through its medical affiliates, as well as from licensing, marketing and leasing fees charged to its medical affiliates. However, until the Company resumes its marketing efforts, including through radio, television and internet campaigns, it expects its sales to remain small and to be limited to the sale of products primarily through its website.

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

The other regenerative medicine opportunities the Company is exploring include the use of nano-technology in hair transplant procedures and the use of autologous platelet rich plasma containing stem cells for joint and ligament repair. To the Company’s knowledge, written protocols applying these technologies to these uses do not yet exist. The Company currently is negotiating with an R&D laboratory associated with a U.S. university to undertake the testing necessary to enable the Company (using its internal staff and resources as well as the assistance of the laboratory) to develop written protocols to put this technology to use in practical applications for hair transplants and joint and ligament injections. The forgoing testing is not a clinical trial and the Company is not currently undertaking any clinical trials, including any that would require FDA approval. The Company may license certain technology from the R&D lab associated with the forgoing university and the parties are in discussion regarding the terms of any such license. The Company intends to pay for the referenced license either with stock of the Company, cash or a combination of both. Any such cash used in this regard is included in the estimate-we anticipate requiring in the next 12 months, as discussed further below. There can be no assurances that the Company will be successful in bringing these applications to market.

The Biostem Method does not require FDA approval and doctors providing hair transplants using the Biostem Method do not require FDA approval to provide such procedures. Furthermore, the Company does not intend, at this time, to license to medical affiliates or to develop or otherwise pursue any products or services that require FDA approval.

To assist the Company with the forgoing business plans and objectives, on July 14, 2011, the Company entered into a Consulting Agreement with NVO, LLC, a California limited liability company, pursuant to which NVO will assist the Company with its business objectives, including (i) identifying, analyzing, structuring and/or negotiating business sales and/or acquisitions, (ii) assisting the Company in its corporate strategies, (iii) assisting the Company in the implementation of its business plan, and (iv) assisting the Company in the negotiation, documentation and closing of strategic alliances, partnerships and joint ventures. In consideration thereof, the Company is making certain cash payments to NVO and issued 12,000,000 shares of restricted common stock to NVO which vests at 500,000 shares per month.

The Company has depleted its cash and will require significant additional financing to achieve it business plans and objectives. Over the next 12 months, the Company anticipates it will require approximately $2,000,000 for operations and business expansion. The Company’s ability to effectuate its business plans and objectives are subject to various risks. See “Risk Factors.”

On May 23, 2012, the Company entered into a stock purchase agreement with Elco Securities Ltd. (“Elco”), pursuant to which the Company agreed to sell to Elco, and Elco agreed to purchase from the Company, 20,000,000 shares of common stock of the Company for an aggregate purchase price of $5,000,000, which amount is payable in six equal monthly installments. The stock purchase agreement provides that the closing of the forgoing transaction will occur on July 1, 2012 or at such other time as the parties may agree.

ITEM 1A: RISK FACTORS

On May 23, 2012, the Company entered into a stock purchase agreement with Elco Securities Ltd. (“Elco”), pursuant to which the Company agreed to sell to Elco, and Elco agreed to purchase from the Company, 20,000,000 shares of common stock of the Company for an aggregate purchase price of $5,000,000, which amount is payable in six equal monthly installments. The stock purchase agreement provides that the closing of the forgoing transaction will occur on July 1, 2012 or at such other time as the parties may agree. There can be no assurances that Elco will pay such amounts to the Company or that the Company will be able to obtain other financing.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None:

ITEM 2: DESCRIPTION OF PROPERTY

The Company maintains an office at 13555 Automobile and Umberton Road, Suite 110 Clearwater, FL  33762

ITEM 3: LEGAL PROCEDINGS

The Company is not a party to any pending or known legal proceedings.

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED MARKET MATTERS

The Company’s common stock is currently quoted on the OTCQB of the OTC Markets, having the trading symbol “HAIR”. As May 23, 2012, the Company had 280,490,856shares of its common stock issued and outstanding, of which 175,072,994were held by non-affiliates. On December 22, 2011 the Company affected a forward split of 4 shares for each 1 share outstanding as of December 22, 2011.  On April 27, 2012 the Company affected a forward split of 3 shares for each one share outstanding as of April 27, 2012. The result of both stock splits are reflected in the number of shares and prices below

The following table reflects the high and low quarterly closing prices for the fiscal years ended February 29, 2012 and February 28, 2011.

Period	High	Low
1st Qtr. 2011	0.3358	0.3358
2nd Qtr. 2011	0.3367	0.1500
3rd Qtr. 2011	0.1667	0.0842
4th Qtr. 2011	0.0842	0.0842
1 st Qtr. 2012	0.2500	0.1458
2 nd Qtr. 2012	0.3333	0.0200
3 rd. Qtr. 2012	0.0842	0.0117
4 th Qtr. 2012	0.1333	0.0300

The Company obtained the quotes from the NASDAQ web site. These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of February 29, 2012, the Company estimates there are approximately 35 record holders of its common stock. The Company has authorized 600,000,000 shares of common stock, par value $.001

ITEM 6: SELECT FINANCIAL DATA

Not applicable.

ITEM 7: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION

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

The Company’s involvement in biotechnology commenced on May 11, 2010, as a result of its acquisition from Biostem LLC of certain proprietary technology and processes that have proven successful in human hair regeneration and other medical treatments. The goal of the Company is to develop a worldwide network of affiliations with existing medical practitioners throughout the world that would benefit from introducing the Company’s technology and proprietary processes into their treatment methodologies. The Company’s principal treatment technology utilizes a patient’s own stem cells, extracted from the patient’s blood, to assist in the regeneration of hair on the patient’s scalp.

Liquidity and Capital Resources

Since inception, the Company’s most significant change in liquidity or capital resources or stockholders’ equity has been receipts of proceeds from offerings of its capital stock.  However, the Company’s balance sheet as of February 29, 2012 reflects greatly diminished assets increased liabilities from the previous year principally from increased general and administrative costs.  An increase expenses has had a negative impact on the Company’s liquidity and the Company will not be able to fund itself without outside sources of capital.

The Company entered into a stock purchase agreement with Elco Securities Ltd. (“Elco”), pursuant to which the Company agreed to sell to Elco, and Elco agreed to purchase from the Company, 20,000,000 shares of common stock of the Company for an aggregate purchase price of $5,000,000, which amount is payable in six equal monthly installments. The stock purchase agreement provides that the closing of the forgoing transaction will occur on July 1, 2012 or at such other time as the parties may agree.

There is no assurance the Company will be able to obtain additional financing in the future. In the past, officers and directors of the Company have lent or advanced monies to the Company to fund operations, there are no formal agreements or arrangements for them to continue to do so.

The Company anticipates expanding its business in 2012.  The Company’s plans may be limited by its ability to finance such a proposed expansion of its business.  If the revenues are not generated sufficient to finance continued operations, then the Company will have to scale back its proposed operations.  The Company’s ultimate success will be based upon whether or not there continues to be a demand for the services that the Company anticipates providing, which is also very dependent on the economy.  There can be no assurance that there will be a demand for the Company’s services in the future or that the Company will become profitable in providing these services.

At February 29, 2012, the Company had negative working capital of $74,414 which consisted of current assets of $15,904 and current liabilities of $90,318. The current liabilities of the Company are composed primarily of accounts payable and accrued expenses of $79,147, advances from a third party of $7,164 and advances from a related party for $4,007.

Cash flows used in operating activities during the year ending February 29, 2012 was $746,071 compared to cash flow used of $195,901 for the same period in 2011. This represents a negative change of $550,170. The primary factor for the change was due to $2,507,625 in stock based compensation $24,337 in write-down of inventory and an increase in accounts payable of $70,705 during the year ended February 29, 2012.The stock based compensation was paid to an officer of the company as part of his contract and a consultant of the Company.

Cash flows provided by investing activities for the year ended February 29, 2012 and February 28, 2011 was zero.

Cash flows provided by financing activities was $463,147 for the year ending February 29, 2012 compared to $483,027 for the same period in 2011. Financing during the period ending February 29, 2012 consisted of cash from the sale of stock of $ 461,000 and advances received from company’s CEO of $2,147.

As of February 29, 2012, the Company had assets of $15,904 and liabilities of $90,318.  Stockholders’ deficit as of February 29, 2012 was $74,414 compared to stockholders equity of $257,981 at February 28, 2011. The decrease in stockholders equity was attributed to a loss of $3,337,419 during the year. Liabilities increased in 2012 due to the increased accounts payable to $79,147.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent the financing it expects to receive from it sale of stock will be sufficient to carry out its business plan. The Company may need additional capital to fund that proposed operation.

The Company’s existing capital may not be sufficient to meet the Company’s cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Results of Operations

For the year ended February 29, 2012, the Company had revenues of $94,745 compared to $14,707 for the year ended February 28, 2010. For the year ended February 28, 2012, the Company had operating expenses of $3,393,705 and a net loss of $3,337,419.  For the year ended February 28, 2011, the Company had operating expenses of $192,646 and a net loss of $179,623. The difference in expenses between the two periods mainly resulted from the increase of stock for services of $2,507,625, advertisement expense of $78,515, payroll expenses of $331,246 and higher legal and accounting fees of $174,026 during the period ending February 29, 2012.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are audited and included herein beginning on page F-1 of this report.

ITEM 9: CHANGE AND DISAGREEMNTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A: DISCLOSURE CONTROLS AND PROCEDURES

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2012. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

We have not made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 29, 2012. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of theTreadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of February 29, 2012.Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The primary factors contributing to the material weakness, which relates to our financial statement close process, were:

•	Lack of proper segregation of duties due to limited personnel

•	Lack of a formal review process that includes multiple levels of review, resulting in adjustments related to shared based compensation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Positions Held and Tenure

Dwight Brunoehler	61	Chief Executive Officer and Director

John Satino	66	Chief Financial Officer and Director

Scott Crutchfield	49	Director

Stephen Beck	46	Director

Item 10:  Directors and Executive Officers

The Directors named above will serve until the next annual meeting of the Company’s stockholders. Thereafter, Directors will be elected for one-year terms at the annual stockholders’ meeting. Subject to their employment agreements, summarized below, officers hold their positions at the pleasure of the Board of Directors. There is no arrangement or understanding between the Directors and Officers of the Company and any other person pursuant to which any Director or Officer was or is to be selected as a Director or Officer of the Company. There is no family relationship between or among any Officer and Directors.

On June 8, 2011, the Company entered into an employment agreement with Dwight Brunoehler, who serves as the Company’s Chief Executive Officer. The employment agreement has an initial term of three years and provides for an initial base salary of $250,000.

On June 1, 2011, the Company entered into an employment agreement with John Satino, who serves as the Company’s President and Chief Financial Officer. The employment agreement has an initial term of three years and provides for an initial base salary of $250,000. However, Mr. Satino has agree d to reduce his annual compensation to $1.00 until such time as he and the Company otherwise agree.

The Company has the following four directors: Dwight Brunoehler, John Satino, Stephen G. Beck and Scott E. Crutchfield. As summary of their business experience is set forth below. In addition to their extensive business experience and reputation, the Company concluded that these gentlemen should serve as directors of the Company, in part, because of: (a) Mr. Brunoehler’ s experience in the healthcare industry, including his experience founding and growing Cryobanks International (discussed in further detail below); (b) Mr. Satino’s experience in hair replacement, including his research in that industry and his experience in marketing hair transplants; (c) Mr. Beck’s experience in founding, managing and growing a public company and his sales’ experience; and (d) Mr. Crutchfield’s experience in founding, managing and growing a public company and his international business experience.

The Directors and Officers of the Company will devote their time to the Company’s affairs on an “as needed” basis. As a result, the actual amount of time which each will devote to the Company’s affairs is unknown and is likely to vary substantially from month to month.

The Company has no audit or compensation committee.

Scott Crutchfield-Age 49 -Chairman

Since May 2010, Mr. Crutchfield has served as Senior Vice President of World Wide Operations of Crocs, Inc., a publicly-held company engaged in the design, manufacture and sale of footwear, apparel and accessories for men, women and children. From February 2006 to May 2010, he served as the Vice President for World Wide Operations of Crocs, Inc. Prior to joining Crocs, Inc., he served as Senior Director, U.S. and South America Operations for Jabil Circuit, a publicly-held design and manufacturing company from May 2004 to January 2006. Mr. Crutchfield was also Vice President, General Manager Central/Eastern U.S. and South America for Flextronics from March 2000 to April 2004. Previously, Mr. Crutchfield also held senior leadership positions at Dovatron International, a subsidiary of the Dii Group, and at Square D, a subsidiary of Schneider Electric. None of Mr. Crutchfield’s current or former employers is a parent, subsidiary or other affiliate of the Company.

Dwight C. Brunoehler-Age 61- Chief Executive Officer and Director

From May, 2008 to the present, Mr. Brunoehler has served as CEO of Global Corporate Development, LLC, a privately held business he owns that provides business and sales consulting. Additionally, since June 2011, Mr. Brunoehler has served as the Company’s CEO. Prior to that, from September 2010 to April 2011, Mr. Brunoehler served as president of AmStem, Inc., and from May 2010 to September 2010, he served as president of AmStem, International, both of which companies are in the stem cell healthcare business.  From December 2009 to May 2010, he was the director of Therabiogen, Inc., a generic drug company, and from July 2009 to May 2010, he was CEO of AllStem, Inc., also a stem cell healthcare company. Prior to that, starting in 1993, he founded Cryobanks International, where he served as President and CEO until 2008. Cryobanks International is one of the oldest cord blood banks in the world and the only (and still existing) nationwide system whereby expectant mothers can sign-up to donate their baby’s cord blood from anywhere in the Continental United States year round. Cryobanks is one of the largest banks for donated unrelated umbilical cord blood in existence. In addition, Mr. Brunoehler has developed partnerships between Cryobanks International and physicians and hospitals worldwide to further advance the usage of cord blood stem cells for transplant and non-controversial life enhancing research. In the United States, Mr. Brunoehler has worked with many state legislators in drafting laws where expectant mothers are educated and informed of the benefits of cord blood donation. He was instrumental in drafting the first state cord blood awareness legislation of its kind in Illinois with Representative David Leitch. Mr. Brunoehler then assisted Wisconsin Representative Stephen Weickert with similar legislation along with a number of other state initiatives throughout the country. He has also generated many unique research and development partnerships to further discover additional therapeutic benefits of cord blood stem cells. Mr. Brunoehler is a member of The Cord Blood Work Group and the Finance Sub Committees of the World Marrow Donor Association. He is an Active Member of the American Society of Hematology and a Founding Member of the International Cord Blood Society. Mr. Brunoehler has lectured in numerous hospitals and universities throughout the world on the subject of cord blood donation. He engineered a worldwide network of licensed facilities to grow the inventory and availability of cord blood, with the first three locations open in Athens, Greece, New Delhi, India and Bangkok, Thailand in 2008.  The Athens location became the first facility in Europe to be accredited by the American Association of Blood Banks. Prior to his work at Cryobanks International, Mr. Brunoehler participated in a wide variety of successful ventures. He owned and operated many different businesses and held executive level positions in marketing, public relations and new product development capacities in both established and start-up companies, including seven years with the Bell system. Honors have included the Florida Public Relations Association's Golden Image Award of Distinction; the National Convention of State Delegates featured speaker, as well as numerous awards and accolades in both the corporate and civic arenas including March of Dimes Corporate Volunteer of the Year. He is a graduate of the University of Central Florida, where in 2007 he was the keynote speaker at the commencement celebration for advanced degrees in the health sciences sector. None of Mr. Brunoehler’ s former employers is a parent, subsidiary or other affiliate of the Company.

JOHN SATINO,  Age 66 - Chief Financial Officer and Director.

Since 1984, Mr. Satino has been the President of Biotone Corporation, d/b/a hair and scalp clinics, a hair replacement company. Additionally, Mr. Satino has been conducting independent medical research at Clearwater, Florida, in the area of hair transplant methodologies. He holds membership in the New York Academy of Sciences, International Society of Hair Surgeons, American Hair Loss Council, Laser Institute of America, Society for Laser Medicine and Surgery, and the International Society for Hair Restoration Surgery. His current areas of research include (a) post-operative hair transplant surgery would healing with low level laser therapies; (b) topical Dutasteride treatment in hair loss; (c) weekly low level laser therapies; and (d) autologous platelet rich plasma in hair restoration in men and women. None of Mr. Satino’s other current or former employers is a parent, subsidiary or other affiliate of the Company.

Stephen Beck,  Age, 46  -  Director

From April 2008 to the present, Mr. Beck has been co-owner of Pajama Baking Company, a neighborhood bakery and eatery in Denver, CO. Additionally, since March 2006 to the present; he has been co-owner of Cleareso LLC, a private environmental services company. Additionally, in March 2002, he helped build Crocs, Inc., a publicly-held company engaged in the design, manufacture and sale of footwear, apparel and accessories for men, women and children. Mr. Beck was instrumental in Crocs swift rise to retail success. His responsibilities previously included all of Crocs divisions from purchasing and manufacturing to sales. Mr. Beck resigned from Crocs Inc. in October of 2010. Mr. Beck serves on the board of directors for three corporations and is a partner in other entrepreneurial companies. Mr. Beck holds a B.S. in Kinesiology from the University of Colorado, Boulder. Mr. Beck spent a decade in Northern Italy playing professional football, textile manufacturing and ran a physical rehabilitation center. Upon return to the USA, Mr. Beck earned his real estate brokers license and marketed commercial redevelopments in Denver. Except for positions with the Company during the past five years, none of the above persons has held any other directorships in any company, including companies with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, 15 U.S.C. 80a-1, et seq., as amended.  There are no family relationships among the above persons.

There are no material proceedings to which any of the above persons or any of their associates is a party adverse to the Company, nor do any of the above persons hold any material interest adverse to the Company.

Conflict of Interest

Other than Dwight Brunoehler, CEO, the Officers and Directors of the Company will not devote most of their time to the Company and there may be occasions when the time requirements of the Company’s business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company. See “Risk Factors”

There is no procedure in place which would allow the Officers and Directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

Identification of Certain Significant Employees:

Other than the Officers, the Company employs only one person.

ITEM 11: EXECUTIVE COMPENSATION

During fiscal year ending February 29, 2012 none of the directors received compensation as directors from the Company. Mr.  Brunoehler and Mr. Sloma were compensated as officers.

The following tables sets for the compensation for all officers and directors during the past three years:

Directors and Officers Compensation

		Annual compensation			Long-term compensation
					Awards		Payouts
						Securities
				Other	Restricted	under-lying		All
				annual	stock	options/	LTIP	other
		Salary	Bonus	compensation	award(s)	SARs	payouts	compensation
	Year	($)	($)	($)	($)	(#)	($)	($)

Dwight Brunoehler,	2012	187,500	-	-	-	-	-	187,500
CEO and	2011	-	-	-	-	-	-	-
Director (1)	2010	-	-	-	-	-	-	-

Michael Markou	2012	-	-	-	-	-	-	-
Chief Medical Officer and	2011	-	-	-	-	-	-	-
Director(2)	2010	-	-	-	-	-	-	-

John Satino	2012	-	-	-	-	-	-	-
CFO and	2011	-	-	-	-	-	-	-
Director	2010	-	-	-	-	-	-	-

Ronald Sloma	2012	49,479	-	-	-	-	-	49,479
CFO and	2011	-	-	-	-	-	-	-
Director(3)	2010	-	-	-		-	-	-

(1)	Mr. Brunoehler was elected CEO and Director on June 10, 2011
(2)	Mr. Markou was appointed Chief Medical Officer and Director on June 10, 2011
(3)	Mr. Satino resigned as CEO and was appointed CFO on July 31, 2011
(4)	Mr. Sloma resigned as CFO and Director on July 31, 2011.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.

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

On June 8, 2011, the Company entered into an employment agreement with Dwight Brunoehler, who serves as the Company’s Chief Executive Officer. The employment agreement has an initial term of three years and provides for an initial base salary of $250,000.

On June 1, 2011, the Company entered into an employment agreement with John Satino, who serves as the Company’s President and Chief Financial Officer. The employment agreement has an initial term of three years and provides for an initial base salary of $250,000. However, Mr. Satino has agreed to  reduce his annual compensation to $1.00 until such time as he and the Company otherwise agree.

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

Section 16(a): Beneficial Ownership Reporting Compliance.

On November 14,  2011 the Company filed a Form -10-12G with the SEC and amended Form-10/12G/A on December 30, 2011.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

The Company has 600,000,000 shares of common stock with a par value of $0.001 authorized. As of May 31, 2012 there were 280,490,856 shares of the Company' common stock issued and outstanding.  The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds of record or is known by Management to own beneficially more than five percent (5%) of the Common stock of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

Dwight Brunoehler(1)	19,200,000	6.85%
13555 Automobile and Umberton Road, Suite 110
Clearwater, FL 33762

John Satino(1)	24,000,000	8.56%
13555 Automobile and Umberton Road, Suite 110
Clearwater, FL 33762

Scott Crutchfield (1)	2,820,000	1.00%
13555 Automobile and Umberton Road, Suite 110
Clearwater, FL 33762

Stephen G Beck	13,920,000	4.96%
13555 Automobile and Umberton Road, Suite 110
Clearwater, FL 33762

Blake Allen	14,994,816	5.34%
13555 Automobile and Umberton Road, Suite 110
Clearwater, FL 33762

Victor Nole	14,994,816	5.34%
13555 Automobile and Umberton Road, Suite 110
Clearwater, FL 33762

Ron Sloma	15,488,856	5.52
13555 Automobile and Umberton Road, Suite 110
Clearwater, FL 33762

NVO,LLC	27,000,000	9.62%
13555 Automobile and Umberton Road, Suite 110
Clearwater, FL 33762

All directors and officers as a group (3)	59,940,000	21,37%

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ending February 29, 2012 the following related party transactions took place:

•	Michael Markou, CMO and John Satino, CFO and Director returned 81,679,572 and 62,479,572 post -split shares of common stock respectively to the company.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm MaloneBailey, LLP, Certified Public Accountants.

	2012	2011
Audit fees	$30,000	9,500,
Audit related fees	-	-
Tax fees	--	--
All other fees	-	-

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

ITEM 15: EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description

31.1*	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL INSTANCE DOCUMENT

101.SCH **	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL **	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF **	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB **	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE **	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*    Exhibit filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Clearwater, State of Florida, on May 31, 2012.

BIOSTEM U.S. CORPORATION

By:	/s/ Dwight Brunoehler
Dwight Brunoehler, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on May 31, 2012.

Signature	Title

/s/ Dwight Brunoehler	Chief Executive Officer and Director
Dwight Brunoehler

/s/ John Satino	Chief Financial Officer and Director
John Satino

/s/ Scott Crutchfield	Director
Scott Crutchfield

/s/ Stephen Beck	Director
Stephen Beck

PART IV – FINANCIAL INFORMATION

ITEM 15. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Biostem U.S. Corporation
Clearwater, FL

We have audited the accompanying balance sheet of Biostem U.S. Corporation (“Biostem”, “we”,  “our”, or the “Company”) as of February 29, 2012 and February 28, 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended February 29, 2012 and February 28, 2011. These financial statements are the responsibility of Biostem’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biostem as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Biostem will continue as a going concern. As discussed in Note 1 to the financial statements, Biostem has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
May 30, 2012

BIOSTEM U.S. CORPORATION
BALANCE SHEETS

	February 29,	February 28,
	2012	2011
ASSETS
Current assets:
Cash	$4,202	$287,126
Inventory	--	24,720
Prepaid	11,702	--
Total current assets	15,904	311,846
Non-current Assets
Property, Plant and Equipment	--	10,500

Total assets	$15,904	$322,346
LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$79,147	$8,442
Advances-Third party	7,164	7,164
Advances- related parties	4,007	48,759
Total liabilities	90,318	64,365

Stockholders’ equity(deficit):
Common stock, $0.001 par value, 600,000,000 authorized, 280,490,856 and 360,480,000 issued and outstanding, respectively	280,491	360,480
Additional paid-in capital	3,191,333	106,320
Accumulated deficit	(3,546,238)	(208,819)
Total stockholders’ equity(deficit)	(74,414)	257,981

Total liabilities and stockholders’ equity(deficit)	$15,904	$322,346

The accompanying notes are an integral part of these audited financial statements.

BIOSTEM U.S. CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended February 29,	Years Ended February 28,
	2012	2011

Revenue	$94,745	$14,707
Cost of goods sold	38,489	1,684
Gross profit	56,256	13,023

Operating expenses:
General and administrative expense	3,369,368	192,646
Loss on inventory	24,337	--
Total operating expenses	3,393,705	192,646

Loss from operations	(3,337,449)	(179,623)

Other income(expense)
Interest Income	30	--
Other income(expense)	30	--

Net loss	$(3,337,419)	$(179,623)

Net loss per share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding	297,003,432	277,275,612

The accompanying notes are an integral part of these audited financial statements.

BIOSTEM U.S. CORPORATION
Statement of Stockholders’ Equity (Deficit)
For the years ended February 29, 2012 and February 28, 2011

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at February 28, 2010	55,680,000	$55,680	$(28,880)	$(29,196)	$(2,396)

Stock issued for asset purchase agreement	244,800,000	244,800	(244,800)	-	-
Stock issued for debt-related party	48,000,000	48,000	(48,000)	-	-
Contributed Capital			40,000		40,000
Stock issued for cash@ $0.30 per share	12,000,000	12,000	388,000	-	400,000
Net loss	-	-	-	(179,623)	(179,623)

Balance at February 28, 2011	360,480,000	360,480	106,320	(208,819)	257,981

Stock issued for cash	17,970,000	17,970	443,030	--	461,000
Stock issued for services	46,200,000	46,200	2,461,425	--	2,507,625
Stock returned from related parties	(144,159,144)	(144,159)	144,159	--	--
Forgiveness of debt to related party	--	--	36,399	--	36,399
Net loss	--	--	--	(3,337,419)	(3,337,419)

Balance at February 29, 2012	280,490,856	$280,491	$3,191,333	$(3,546,238)	$(74,414)

The accompanying notes are an integral part of these audited financial statements.

BIOSTEM U.S. CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLDIATED STATEMENTS OF CASH FLOWS

	Years Ended
	February 29,	February 28,
	2012	2010
Cash flows from operating activities:
Net loss	$(3,337,419)	$(179,623)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock issued for services	2,507,625	--
Write-off of inventory	24,337	--
Changes in operating assets and liabilities:
Change in inventory	383	(24,720)
Accounts payable and accrued expenses	70,705	8,442
Prepaid expense	(11,702)	--
Net cash used in operating activities	(746,071)	(195,901)

Cash flows from financing activities:
Advances - third party	--	4,768
Advances- related party	2,147	78,259
Proceeds from sale of stock	461,000	400,000
Net cash provided by financing activities	463,147	483,027

Net increase (decrease) in cash	(282,924)	287,126
Cash – beginning of year	287,126	--
Cash – end of year	$4,202	$287,126

NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued to settle accounts payable to related party	$--	$40,000
Property purchase paid by related party	$--	$10,500
Forgiveness of debt by related party	$46,899	--
Return of assets – related party	$10,500	--

The accompanying notes are an integral part of these audited financial statements.

 BIOSTEM U.S. CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BUSINESS OPERATIONS and GOING CONCERN

Biostem US Corp. (“we”, “our”, or, “the Company”) was incorporated as Equinox International, Inc. on November 5, 2008 in the state of Nevada. Originally, the Company planned to commence operations in the oil and gas exploration and production industry in North America. However, as previously reported, on May 5, 2010, with the goal of becoming a marketing and licensing company that would market certain regenerative medical procedures and products and license its brand and technologies to a network of medical providers (who would, in turn, provide medical procedures to their patients based on the Company’s technologies), the Company acquired from Biostem US LLC, a privately held Florida limited liability company (the “LLC”), certain assets (the “Acquired Assets”) related to hair transplant procedures (the “Asset Transfer”). Specifically, the Acquired Assets consists of a hair transplant process and protocols known as the “Biostem Method” that involves the injection of autologous platelet rich plasma containing stem cells from the patient to the scalp of the patient in combination with an oral nutriceutical and the concomitant use of low-level laser therapy, which combination the Company believes helps support the healing of transplanted area and increases the success of the hair transplant surgery.

Going Concern

As shown in the accompanying financial statements, Biostem has an accumulated deficit of $3,546,238 as of February 29, 2012 and incurred a net loss of $3,337,419 for the year ended February 29, 2012. Unless profitability and increases in stockholders’ equity continues, these conditions raise substantial doubt as to Biostem’s ability to continue as a going concern. The February 29, 2012 financial statements do not include any adjustments that might be necessary if Biostem is unable to continue as a going concern.

Biostem continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease as a percent of revenue resulting in profitability and increased shareholders’ equity.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

Biostem’s revenue is recognized pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605 “Revenue Recognition.” The Company recognizes its revenue from services after the services have been performed and the payment has been received.  Biostem also sells products to its clients and the revenue is recognized at the point of sale when the product is given to the client and the payment is made by the client.

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted net income per share is the same due to the absence of common stock equivalents and the fact that the Company generated net losses during the years ended February 29, 2012 and February 28, 2011.

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

NOTE 3 – ADVANCES

A former director advanced the Company money for operating expenses during fiscal year 2011. The director has resigned due to the change in control of the Company and is no longer a related party. As of February 29, 2012, the outstanding balance due on this advance was $7,164. The advance is unsecured, bears no interest and is due on demand.

NOTE 4 – STOCKHOLDERS’ EQUITY

On May 11, 2010 the Company issued 244,800,000 at $0.001 per share for a value of $244,800 for the acquisition of intellectual property in a share exchange agreement. Due to the seller of the intellectual property retaining control of the assets through their control of the Company, the assets were recorded at the seller’s basis of $0.

On September 23, 2010 the Company issued 48,000,000 shares of common stock to two officers and directors of the company to reduce advances by officers of $40,000 which was accounted for as contributed capital.

On October 20, 2010 the Company issued 12,000,000 shares of common stock for $400,000 cash.

On June 11, 2011, the Company entered into an employment agreement with the Chief Executive Officer of the Company and issued 19,200,000 shares to the CEO per his agreement. The shares issued are vested over a 36-month period beginning on June 11, 2011 at the rate of 533,333 shares per month. The issued shares have full voting rights. The Company recognized compensation expense in the amount of $1,199,600 as of February 29, 2012 in connection with such share issuance. As of February 29, 2012, 14,400,000 shares have not been vested and company has unrecognized expense of $3,600,400 to be amortized over the next 27-month period.

On July 14, 2011, the Company entered into a Consulting Agreement with NVO, LLC, and issued 12,000,000 shares of restricted common stock to NVO 3,000,000 of which vested immediately on July 14, 2011 and the balance of which vests in 18 monthly installments of 500,000 commencing on January 14, 2012. The 3,000,000 shares which vested on July 14, 2011 were measured and recognized as expense during the quarter ending August 31, 2011, The remaining 9,000,000 shares will be measured and expensed at the completion of each month during the remaining 18-month vesting period based on the price of the Company’s stock price during such period, which will result in future expenses that will fluctuate based on the stock price in each future month during the vesting period. As of February 29, 2012, 8,250,000 shares have not been vested.

The Company recognized consulting expense in the amount of $808,525 as of February 29, 2012 in connection with its Consulting Agreement with NVO and accrued $30,000 of unpaid fees.

On July 17, 2011 two officers of the Company returned 144,159,144 shares of common stock to the Company for no consideration. The shares were cancelled by the Company.

During the year ended February 29, 2012 the Company issued 17,970,000 shares of Common stock for cash of $461,000.

On December 17, 2011 the Company issued additional 15,000,000 shares of common stock to NVO Consulting for services received during the year for a fair value of $499,500 at $0.0333 per share.

On December 22, 2011, the Company affected a forward split of 4 shares for each 1 share outstanding as of December 22, 2011. On April 27, 2012, the Company affected a forward split of 3 shares for each 1 share outstanding as of April 27, 2012.

NOTE 5 - RELATED PARTY TRANSACTIONS

During July 2011, the Company and one of its former officers agreed that the debt due to the former officer of $46,899 is forgiven by him and assets of $10,500 which were originally purchased by the former officer are to be returned to him. The asset was offset with the advance payable and the forgiveness of advance is recorded as a contribution of capital in the amount of $36,399. As part of the agreement, the former officer returned 81,679,572 shares of common stock of the Company under his possession, which were cancelled by the Company upon receipt and recorded as a contribution of capital.

On July 7, 2011, the former Company President and now the Chief Financial Officer returned 62,479,572 shares of common stock, which were cancelled and recorded as a contribution of capital.

During the year ended February 29, 2012, Company is indebted to CEO in the amount of $4,007 for expenses paid on behalf of the company. The advance is unsecured, bears no interest and is due on demand

The Company maintains a physical office at 13555 Automobile and Umberton Road Suite 110, Clearwater, FL 33762 that is leased from one of the Officers of the Company and pays rent of $1,000 per month. As of February 29, 2012, Company paid $7,000 in rent expense.

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

Property and equipment consisted of the following February 29, 2012 and February 28, 2011:

	2012	2011
Property and equipment	$0	$10,500
Less: accumulation depreciation	0	0
Net property and equipment	$0	$10,500

Depreciation expense was zero for both years ended February 28, 2012 and 2011.

During the year, Company returned the assets to Dr. Michael Markou in settlement of the $46,899 due to him. Company recorded the $36,399 as contribution to additional paid-in capital.

NOTE 7: INVENTORY

Inventory consisted of the following February 29, 2012 and February 28, 2011:

	2012	2011
Inventory	$0	$24,720
Less: allowance for obsolescence	0	0
Net property and equipment	$0	$24,720

During the year, Company decided to change the business plan and is no longer performing surgeries and selling conditioners. Therefore, management decided to write-off the inventory as of February 29, 2012 and recorded an expense of $24,337 in inventory allowance.

NOTE 8 – INCOME TAXES

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes. Company’s income tax rate is 34% given there are no significant temporary or permanent differences between the financial statements and the income tax basis.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforward and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company did not have taxable income for the years ended February 29, 2012 or February 28, 2011. The Company’s deferred tax assets consisted of the following as of February 29, 2012 and February 28, 2011:

	2012	2011
Net operating loss carry-forwards	$1,094,276	$208,819

Deferred tax asset	372,054	70,998
Valuation allowance	(372,054)	(70,998)
Net deferred tax asset	$-	$-

The Company had a net loss of $3,337,419 for the year ending February 29, 2012 and $179,623 for the same period ending in 2011. As of February 29, 2012, the company’s net operating loss carry-forward was $1,094,276 expiring in 2030.

NOTE 9- SUBSEQUENT EVENTS

On March 20, 2012 the Company issued a note to a stockholder for $25,000 which is due on July 20, 2012 and bears interest at 8%.

On March 20, 2012 the Company issued a note to a related party for $60,000 which is due on July 20, 2012 and bears interest at 8%.

On April 18, 2012 the Company issued a note to a related party for $100,000 in cash which is due on August 18, 2012 and bears interest at 8%.

On April 18, 2012 the Company issued a note to a related party for $40,000 in cash which is due on August 13, 2012 and bears interest at 8%.

On April 27, 2012 the Company affected a forward split of three shares for each one share outstanding as of April 27, 2012, where each stockholder will receive two additional shares for each share owned as of the record date.  All share amounts in this report have been adjusted to reflect this forward split.

On May 23,2012  The Company entered into a stock purchase agreement with Elco Securities Ltd. (“Elco”), pursuant to which the Company agreed to sell to Elco, and Elco agreed to purchase from the Company, 20,000,000 shares of common stock of the Company for an aggregate purchase price of $5,000,000, which amount is payable in six equal monthly installments. The stock purchase agreement provides that the closing of the forgoing transaction will occur on July 1, 2012 or at such other time as the parties may agree.