Form 10-Q
period 2012-05-31
BIOSTEM U.S. CORP
filed 2012-07-12
CIK 1455380

U.S. SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 333-158560

BIOSTEM U.S. CORPORATION
Exact Name of Company as Specified in Its Charter)

Nevada	80-0324801
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer or Organization Identification No.)

13555 Automobile and Umberton Road, Suite 110 Clearwater, FL 33762 (727) 446-5000
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

As of July 12, 2012, there were 280,490,856 shares of Common Stock of the issuer outstanding.

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

PART I

ITEM 1:  FINANCIAL STATEMENTS

BIOSTEM U.S. CORPORATION
Balance Sheets
(Unaudited)

	May 31,	February 29,
	2012	2012

ASSETS
Current assets
Cash	$3,981	$4,202
Prepaid	11,702	11,702
Total current assets	15,683	15,904

Total assets	$15,683	$15,904

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expense	$73,282	$79,147
Note payable – related party	225,000	-
Advances-third party	7,164	7,164
Advances – related parties	4,007	4,007
Total current liabilities	309,453	90,318

Stockholders’ deficit
Common stock, par value $0.001
authorized 600,000,000 shares,
issued and outstanding 280,490,856
as May 31, 2012 and February 28, 2012, respectively	280,491	280,491
Additional paid-in capital	3,855,706	3,191,333
Accumulated deficit	(4,429,967)	(3,546,238)
Total stockholders’ deficit	(293,770)	(74,414)

Total liabilities and stockholders’ deficit	$15,683	$15,904

The accompanying notes are an integral part of the unaudited financial statements

BIOSTEM U.S. CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	May 31,
	2012	2011

Revenue	$624	$87,670
Cost of goods sold	-	38,435
Gross profit	624	49,235

Selling, general and administrative expenses	884,361	212,030

Loss from operations	(883,737)	(162,795)

Other income(expense)
Interest income	8	-
Total other income(expense)	8	-

Net loss	$(883,729)	$(162,795)

Loss per common share Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	280,490,856	360,480,000

The accompanying notes are an integral part of the unaudited financial statements

BIOSTEM U.S. CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended May 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(883,729)	$(162,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	664,373	-
Changes in operating assets and liabilities:
Inventory	-	229
Prepaid	-	(5,000)
Accounts payable and accrued expense	(5,865)	(6,592)

Net cash used in operating activities	(225,221)	(174,158)

Cash flows from financing activities:
Notes payable – related party	225,000	-

Net cash provided by financing activities	225,000	-

Net increase(decrease)in cash	(221)	(174,158)
Cash at beginning of period	4,202	287,126
Cash at end of period	$3,981	$112,968
Supplemental schedule of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the unaudited financial statements

BIOSTEM U.S. CORPORATION
Notes to the Financial Statements
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION

The Company was incorporated as Equinox International, Inc. on November 5, 2008 in the state of Nevada. The Company acquired from Biostem US LLC, a privately held Florida limited liability company (the “LLC”), certain assets (the “Acquired Assets”) related to hair transplant and hair regrowth procedures (the “Asset Transfer”). Specifically, the Acquired Assets consists of a hair transplant and hair protocols known as the “Biostem Method” that involves the injection of autologous platelet rich plasma containing stem cells from the patient to the scalp of the patient in combination with an oral nutriceutical and the concomitant use of low-level laser therapy, which combination the Company believes helps support the healing of transplant areas and increases the success of the hair transplant and hair regrowth surgery.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s February 29, 2012 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 29, 2012, as reported on Form 10-K, have been omitted.

NOTE 2- GOING CONCERN

As shown in the accompanying financial statements, Biostem has an accumulated deficit of $4,429,967 as of May 31, 2012 and incurred a net loss of $883,729 for the three months ended May 31, 2012. Unless the Company becomes profitable and increases stockholders’ equity, these conditions raise substantial doubt as to Biostem’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if Biostem is unable to continue as a going concern. Biostem continues to review its expense structure, reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease as a percentage of a revenue resulting in profitability and increased stockholders’ equity.

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES

Recently issued accounting pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 4 - ADVANCES

A former director advanced the Company money for operating expenses. The director has resigned due to the change in control of the Company and is no longer a related party. As of May 31, 2012, the outstanding balance due on this advance was $7,164. The advance is unsecured, bears no interest and is due on demand.

NOTE 5- RELATED PARTY TRANSACTIONS

On March 20, 2012 the Company issued a note to a stockholder for $25,000 which is due on July 20, 2012 and bears interest at 8%.

On March 20, 2012 the Company issued a note to a related party for $60,000 which is due on July 20, 2012 and bears interest at 8%.

On April 18, 2012 the Company issued a note to a related party for $100,000 which is due on August 18, 2012 and bears interest at 8%.

On April 13, 2012 the Company issued a note to a related party for $40,000 which is due on August 13, 2012 and bears interest at 8%.

NOTE 6- EQUITY

During the quarter, the Company recognized $400,000 in stock compensation expense related to 1,600,000 shares issued to the CEO in the prior year. The shares vest over the term of the agreement, 36 months.

On July 14, 2011, the Company entered into a Consulting Agreement with NVO, LLC, and issued 12,000,000 shares of restricted common stock to NVO 3,000,000 of which vested immediately on July 14, 2011 and the balance of which vests in 18 monthly installments of 500,000 commencing on January 14, 2012. The 3,000,000 shares which vested on July 14, 2011 were measured and recognized as expense during the quarter ending August 31, 2011, The remaining 9,000,000 shares will be measured and expensed at the completion of each month during the remaining 18-month vesting period based on the price of the Company’s stock price during such period, which will result in future expenses that will fluctuate based on the stock price in each future month during the vesting period. As of May 31, 2012, 6,750,000 shares have not been vested. During the quarter, $264,373 was recognized as stock compensation expense pursuant to the agreement.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On May 8, 2012 the Company signed a consulting agreement with an investor relations firm.  The Company paid the firm $5,000 on May 21, 2012 and is committed to pay $5,000 on June 21. 2012 and $5,000 on July 21, 2012 plus any additional expenses approved by the Company.

NOTE 8- SUBSEQUENT EVENT

On May 23, 2012  The Company entered into a stock purchase agreement with Elco Securities Ltd. (“Elco”), pursuant to which the Company agreed to sell to Elco, and Elco agreed to purchase from the Company, 20,000,000 shares of common stock of the Company for an aggregate purchase price of $5,000,000, which amount is payable in six equal monthly installments. The stock purchase agreement provides that the closing of the forgoing transaction will occur on July 1, 2012 or at such other time as the parties may agree.

On July 1, 2012 the Company signed an affiliate contract with three clinics where the clinics will use the Company’s process in their treatment.  The Clinic doctor will also serve as the Medical Director for the Biostem and one of the facilities will be the training center for future Biostem affiliates.

On July 5, 2012 the holders the notes as described in Footnote 5 agreed to extend their notes up to 90 day from date of maturity.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction and Business Plan

The Company was incorporated as Equinox International, Inc. on November 5, 2008 in the state of Nevada. The Company acquired from Biostem US LLC, a privately held Florida limited liability company (the “LLC”), certain assets (the “Acquired Assets”) related to hair transplant and hair regrowth procedures (the “Asset Transfer”). Specifically, the Acquired Assets consists of a hair transplant and hair regrowth process and protocols known as the “Biostem Method” that involves the injection of autologous platelet rich plasma containing stem cells from the patient to the scalp of the patient in combination with an oral nutriceutical and the concomitant use of low-level laser therapy, which combination the Company believes helps support the healing of transplant and hair regrowth areas and increases the success of the hair transplant and hair regrowth surgery.

The Company plans to enter into arrangements with other medical providers and to grow its affiliate network throughout the country and eventually in international markets as well. The Company will not provide any medical procedures directly, including hair transplant and hair regrowth, but instead through a network of qualified medical providers, who will perform the medical procedures on their patients, using the Company’s protocols and procedures. It is expected that each such affiliated medical provider, will, among other things: (1) be granted the right to use the Company’s procedures, protocols and trade names and the right to hold itself out as a Biostem provider; (2) receive certain training and ongoing support regarding the Company’s procedure and protocols; (3) be supplied with certain support products, lasers and other equipment necessary to undertake the medical procedures using the Company’s procedures and protocols; and (4) receive the benefit of the Company’s marketing efforts. In consideration thereof, the affiliated medical providers will pay to the Company certain licensing, marketing and leasing fees. In June 2011, the Company hired a new Chief Executive Officer, Dwight Brunoehler, and appointed a new board of directors. Mr. Brunoehler devotes substantially all of his business time and efforts to the Company. Mr. Brunoehler has reviewed the Company’s systems, protocols and processes and renegotiated the Company’s agreements with its former management. The Company has concluded that while the Biostem Method, in the form acquired by the Company, is effective and achieves positive results in hair transplant and hair regrowth, it is unlikely that the Company will be able to patent the current Biostem Method protocols and procedures because, while the current Biostem Method is a unique arrangement and conglomeration of several discrete procedures (such as the use of low-level laser treatments and PRP injections to the affected scalp areas), no individual procedure is novel and each has previously been used in hair transplant and hair regrowth procedures. The Company’s ability to develop a significant network of medical affiliates and its ability to charge those affiliates appropriate marketing and licensing fees could be materially negatively impacted. The Company believes its success in (a) developing a robust network of medical affiliates, (b) developing brand recognition for Biostem services and products and (c) its ability grow its regenerative medicine business depends, in part, on the value, uniqueness, protectability and effectiveness of its processes, procedures and knowhow. As such, the Company is pursuing additional protocols and procedures that could be incorporated into the Biostem Method that would not only continue to improve its effectiveness in hair transplant and hair regrowth and other regenerative procedures, but that also would make it unique and exclusive to the Company, thus allowing it to patent and protect its proprietary property. Until a patent is issued, the Company has been informed that its original Biostem Method can most effectively be protected with confidentiality and other appropriate agreements. The Company has entered into confidentiality or other similar agreements with each of its material suppliers and the other parties who, to its knowledge, have had access to its protocols and procedures, and it intends to continue to enter into such agreements when appropriate and necessary to protect its confidential information. Furthermore, the Company intends to file applications to register its trademark (Biostem) and any new protocols and procedures as they are developed and as cash flow allows.

In addition to expanding and improving its hair regrowth protocols and procedures, the Company also currently is working on (a) studying, exploring and pursuing other regenerative medicine opportunities, (b) protecting its intellectual property through trademark and patent registrations and (c) negotiating the potential acquisition of a non-U.S. healthcare company in the stem cell sciences business. If the Company is successful with the forgoing objectives, the changes to its current products and services could be significant since not only will it have improved its existing products and services, but broadened its product and service offering.

The other regenerative medicine opportunities the Company is exploring include the use of nano-technology in hair transplant and hair regrowth procedures and the use of autologous platelet rich plasma containing stem cells for joint and ligament repair. To the Company’s knowledge, written protocols applying these technologies to these uses do not yet exist. The Company has entered  into a letter of intent with an R&D laboratory associated with a major U.S. university and is undertake the testing necessary to enable the Company (using its internal staff and resources as well as the assistance of the laboratory) to develop written protocols to put this technology to use in practical applications for hair transplant and hair regrowth and joint and ligament injections. The forgoing testing is not a clinical trial and the Company is not currently undertaking any clinical trials, including any that would require FDA approval. The Company may license certain technology on which these applications are based from the forgoing university and the parties are in discussion regarding the terms of any such license. The Company intends to pay for the referenced license either with stock of the Company, cash or a combination of both. The Biostem Method does not require FDA approval and doctors providing hair transplant and hair regrowth using the Biostem Method do not require FDA approval to provide such procedures. Furthermore, the Company does not intend, at this time, to license to medical affiliates or to develop or otherwise pursue any products or services that require FDA approval.

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

In May, 2012 the Company signed an agreement with an Investors Relations Service. The service will be instrumental in communicating with investors about the Company and its achievements.  The Company feels the service will be beneficial to both the Company and its investors helping the public to better understand the nature and scope of the Company’s procedures and the market for its procedures.

The Company has engaged a leading marketing and advertising agency to develop and assist in the execution of the communications program for marketing the Company’s process. The agency will develop the plan, create the media and implement it as it is approve by the Company. The plan will target majorcities to seek medical affiliates as well as potential patients for those affiliates. It is anticipated that the program will begin in the thrid quarter.

On July 1, 2012 the Company Signed an affiliate contract with a leading transplant clinics with established locations in three major cities in Florida whereby the clinics will use the Biostem process in it treatment of patients. In addition  one of the clinics will serve as a training facility to train future affiliates that associate with the company.  The Company will receive monthly revenue along with the endorsement of one of the leading clinics in the business. Further the medical doctor of the clinic will serve as the Medical Director of Biostem.

The Company has depleted its cash and required significant additional financing to achieve it business plans and objectives. As a result, the Company entered into a stock purchase agreement with Elco Securities Ltd. (“Elco”), pursuant to which the Company agreed to sell to Elco, and Elco agreed to purchase from the Company, 20,000,000 shares of common stock of the Company for an aggregate purchase price of $5,000,000, which amount is payable in six equal monthly installments. The stock purchase agreement provides that the closing of the forgoing transaction will occur on July 1, 2012 or at such other time as the parties may agree.

The Company’s ability to effectuate its business plans and objectives are subject to various risks. See “Risk Factors.”

RESULTS OF OPERATIONS

During the three months period ended May 31, 2012, the Company had revenues of $624 with cost of goods sold of zero, compared to $87,670 revenues and $38,435 in costs of goods sold for the same period in 2011. The Company’s revenues consisted of fees received from its sole medical affiliate for the services it provides to him. Additionally, the Company had general and administrative expenses of $884,361 for the three month period ended May 31, 2012 compared to $212,030 for the same period in 2011. The dramatic increase was due to the issuance of stock for services, totaling $664,373 during the period ended May 31, 2012. The shares issued were valued monthly over the vesting period. Net loss for the three month period ended May 31, 2012 was $883,729 compared to a net loss of $162,795 during the same period in 2011. The increase in net loss also is the result of the additional cost and expenses incurred for consulting and the ongoing implementation of the Company’s business plan.

LIQUIDITY AND CAPITAL RESOURCES

At the three month period ended May 31, 2012, the Company’s current assets were $15,683 and its current liabilities were $309,453, which resulted in negative working capital of $293,769. Stockholders’ deficit was $293,770 for the period ended May 31, 2012, compared to a deficit of $74,414 as of February 29, 2012. The Company anticipates that its working capital requirements will continue to increase as it implements its business plans, acquires inventory and equipment, undertakes increased marketing and explores other regenerative healthcare opportunities. While the Company is exploring financing options, there can be no assurances that it will be able to obtain additional financing. The Company’s ability to effectuate its business plans and objectives are subject to various risks. See “Risk Factors.”

Cash Flows from Operating Activities

For the three month period ended May 31, 2012 and 2011, net cash flows used in operating activities were $225,221 in 2012 and $174,158, respectively. The increase is the result of the additional cost and expenses incurred in connection with the ongoing implementation of the Company’s business plan.

Cash Flows from Financing Activities

The Company issued notes to two related parties totaling $225,000 during the three-month period ended May 31, 2012. For the three month period ending May 31, 2012, net cash provided by financing activities was $225,000 compared to zero for the same period in 2011.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2012. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

Our management believes that the Unaudited Financial Statements included herein present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

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

The Company has incurred losses since inception and has depleted its cash reserves. Additionally, the Company recently has suspended its hair transplant and hair regrowth marketing efforts, which saves cash but also is expected to materially negatively impact its revenues. The Company will require significant funds to develop and implement its business plans. All these facts raise significant doubts about the Company’s ability to continue as a going concern.

The Company has issued shares to a consultant which could have a material negative impact on its income from continuing operations.

As discussed above, on July 14, 2011, the Company entered into a one-year Consulting Agreement with NVO, LLC, pursuant to which the Company is making certain cash payments to NVO and has issued 1,000,000 shares of restricted common stock to NVO, 250,000 of which vested immediately on July 14, 2011 and the balance of which vests in 18 monthly installments of 500,000 commencing on January 14, 2011. The 3,000,000 shares which have vested were measured and recognized as expense during the quarter ending August 31, 2011, resulting in an expense of $750,000. The remaining 9,000,000 shares will be measured and expensed at the completion of each month during the remaining 18-month vesting period based on the price of the Company’s stock price during such period, which will result in future expenses that will fluctuate based on the stock price in each future month during the vesting period. As a result of the Company’s light trading volume and its volatile stock price, the total expense associated with these shares is uncertain, but could be significant. The total expense for the remaining 9,000,000 shares could have a material unfavorable impact on income from continuing operations. Additionally, as these shares vest the Company’s existing shareholder will incur dilution of their percentage ownership in the Company.

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

While the Company intends to sell certain products directly to consumers and hair transplant and hair regrowth clinics, it will not perform any medical procedures. Instead, the Company intends to market the Biostem procedures and develop a network of qualified medical providers that will perform the procedures on their patients. Accordingly, the Company’s growth and revenues will depend on revenue generated by its affiliated medical providers. Currently the Company does not have any formal agreements with any medical providers. The Company believes its success in (a) developing a robust network of medical affiliates, (b) developing brand recognition for Biostem services and products and (c) its ability grow its hair transplant and hair regrowth business depends, in part, on the value and effectiveness of its hair transplant and hair regrowth processes, procedures and knowhow. As discussed further above, the Company does not believe it can secure patent protection for its current Biostem Method process and protocols.

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

The Company has concluded the weakness is a result of a lack of written procedures which effectively document the proper procedures and descriptions of the duties of all persons involved in the internal controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company

Because we may be subject to the “penny stock” rules, you may have difficulty in selling our Common Stock.

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

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:  [REMOVED AND RESERVED]

ITEM 5:  OTHER INFORMATION

None

ITEM 6:  EXHIBITS

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

Biostem U.S. Corporation

Dated: July 12, 2012	By:	/s/ Dwight Brunoehler
John Dwight Brunoehler,
Chief Executive Officer

Dated: July 12, 2012	By:	/s/ John Satino
John Satino,
Chief Financial Officer