Form 10-Q
period 2012-08-31
BIOSTEM U.S. CORP
filed 2012-10-19
CIK 1455380

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31.

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

As of October 19, 2012, there were 273,365,856 shares of Common Stock of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

BIOSTEM U.S. CORPORATION
Balance Sheets
(Unaudited)

	August 31,	February 29,
	2012	2012

ASSETS
Current assets
Cash	$1,360	$4,202
Prepaid	-	11,702
Total current assets	1,360	15,904

Total assets	$1,360	$15,904

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expense	$294,407	$79,147
Note payable – related party	285,000	-
Advances-third party	7,164	7,164
Advances – related parties	4,007	4,007
Total current liabilities	590,578	90,318

Stockholders’ deficit
Common stock, par value $0.001 authorized 600,000,000 shares, issued and outstanding 273,365,856 and 280,490,856
as August 31, 2012 and February 28, 2012, respectively	273,366	280,491
Additional paid-in capital	5,688,731	3,191,333
Accumulated deficit	(6,551,315)	(3,546,238)
Total stockholders’ deficit	(589,218)	(74,414)

Total liabilities and stockholders’ deficit	$1,360	$15,904

The accompanying notes are an integral part of the unaudited financial statements

BIOSTEM U.S. CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31
	2012	2011	2012		2011
Revenue	$120	$5,736		$744	$93,406
Cost of goods sold	423	54		423	38,489
Gross profit	(303)	5,682		321	54,917
Selling, general and
administrative expenses	2,114,402	1,298,807		2,998,763	1,510,837

Loss from operations	(2,114,705)	(1,293,125)		(2,998,442)	(1,455,920)

Other income(expense)
Interest income	1	-		9	--
Interest expense	(6,644)			(6,644)
Total other income(expense)	(6,643)	-		(6,635)	--

Net loss	$(2,121,348)	$(1,293,125)	$	(3,005,077)	$(1,455,920)
Loss per common share Basic and diluted	$(0.01)	$(0.01)		$(0.01)	$(0.01)

Weighted average number of common shares outstanding	280,529,986	150,844,788		280,510,421	331,084,788

The accompanying notes are an integral part of the unaudited financial statements

BIOSTEM U.S. CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended August 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,005,077)	$(1,455,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,475,273	1,068,160
Changes in operating assets and liabilities:
Inventory	-	323
Prepaid	11,702	--
Accounts payable and accrued expense	215,260	20,201

Net cash used in operating activities	(302,842)	(367,236)

Cash flows from financing activities:
Sale of common stock	15,000	126,000
Notes payable – related parties	285,000	-

Net cash provided by financing activities	300,000	126,000

Net increase(decrease)in cash	(2,842)	(241,236)
Cash at beginning of period	4,202	287,126
Cash at end of period	$1,360	$45,890
Supplemental schedule of cash flow information:
Interest paid	$-	$--
Income taxes paid	$-	$--

Noncash investing and financing

Settlement of accounts payable – related party	$-	$(46,899)
Return of assets – related party	$-	$10,500
Common stock returned and cancelled	$(7,200)	$(12,613)

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

NOTE 2- GOING CONCERN

As shown in the accompanying financial statements, Biostem has an accumulated deficit of $6,551,315 as of August 31, 2012 and incurred a net loss of $3,005,077 for the six months ended August 31, 2012. Unless the Company becomes profitable and increases stockholders’ equity, these conditions raise substantial doubt as to Biostem’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if Biostem is unable to continue as a going concern. Biostem continues to review its expense structure, reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease as a percentage of revenue resulting in profitability and increased stockholders’ equity.

NOTE 3- RELATED PARTY TRANSACTIONS

On March 20, 2012 the Company issued a note to a stockholder for $25,000 which was due on July 20, 2012 and bears interest at 8%.

On March 20, 2012 the Company issued a note to a related party for $60,000 which was due on July 20, 2012 and bears interest at 8%.

On April 18, 2012 the Company issued a note to a related party for $100,000 which was due on August 18, 2012 and bears interest at 8%.

On April 13, 2012 the Company issued a note to a related party for $40,000 which was due on August 13, 2012 and bears interest at 8%.

On July 13, 2012 the Company issued a note to a related party for $60,000 which is due on October 13, 2012 and bears interest at 8%.

On July 5, 2012 the holders of the notes as described above agreed to extend their notes up to 90 days from date of maturity. On September 20,2012 one  holder agreed to extend the due date of their notes until at which time the Company was profitable. The Company evaluated the modification and determined that is was not substantial and therefore did not qualify for debt extinguishment.

As of August 31, 2012 the total outstanding of notes payable was $285,000 plus accrued interest of $6,644 for a total of $291,644.

NOTE 4- EQUITY

During the six months August 31, 2012, the Company recognized $800,000 in stock compensation expense related to 1,600,000 shares issued to the CEO in the prior year. The shares vest over the term of the agreement, 36 months.

On July 14, 2011, the Company entered into a Consulting Agreement with NVO, LLC, and issued 12,000,000 shares of restricted common stock to NVO 3,000,000 of which vested immediately on July 14, 2011 and the balance of which vests in 18 monthly installments of 500,000 commencing on January 14, 2012. The 3,000,000 shares which vested on July 14, 2011 were measured and recognized as expense during the quarter ending August 31, 2011, The remaining 9,000,000 shares are measured and expensed at the completion of each month during the remaining 18-month vesting period based on the price of the Company’s stock price during such period, which will result in future expenses that will fluctuate based on the stock price in each future month during the vesting period..

On August 21, 2012 the NVO agreement was amended to completely vest the remaining 5,250,000 of 12 million shares of common stock with a value of $1,005,900 at $0.1916 per share. As of August 31, 2012, all 12 million shares have been vested and for the six months ended August 31, 2012, the company recognized $1,675,273 as stock compensation expense pursuant to the agreement

On July 12, 2012 the Company issued 25,000 shares of common stock for cash with a value of $5,000 at $0.20 per share

On July 14, 2012 the Company issued 50,000 shares of common stock for cash with a value of $10,000 at $0.20 per share.

On August 31, 2012, the CFO, John Satino, and the Company cancelled 7,200,000 million shares issued in prior years.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On May 8, 2012 the Company signed a consulting agreement with an investor relations firm.  The Company paid the firm $5,000 on May 21, 2012 and is committed to pay $5,000 on June 21. 2012 and $5,000 on July 21, 2012 plus any additional expenses approved by the Company. As of August 31, 2012 the outstanding balance due was $5,000.

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

As of August 31, 2012 none of the shares have been purchased.

On July 1, 2012 the Company signed an affiliate contract with three clinics where the clinics will use the Company’s process in their treatment.  The Clinic doctor will also serve as the Medical Director for the Biostem and one of the facilities will be the training center for future Biostem affiliates.

NOTE 6 – SUBSEQUENT EVENT

On October 15, 2012 the Company issued a note to a related party for $20,000 which is  due on January 15, 2013 and bears interest at 8% per annum.

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

To assist the Company with the forgoing business plans and objectives, on July 14, 2011, the Company entered into a Consulting Agreement with NVO, LLC, a California limited liability company, pursuant to which NVO will assist the Company with its business objectives, including (i) identifying, analyzing, structuring and/or negotiating business sales and/or acquisitions, (ii) assisting the Company in its corporate strategies, (iii) assisting the Company in the implementation of its business plan, and (iv) assisting the Company in the negotiation, documentation and closing of strategic alliances, partnerships and joint ventures. In consideration thereof, the Company is making certain cash payments to NVO and issued 12,000,000 shares of restricted common stock to NVO.

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

The Company has engaged a leading marketing and advertising agency to develop and assist in the execution of the communications program for marketing the Company’s process. The agency will develop the plan, create the media and implement it as it is approve by the Company. The plan will target major cities to seek medical affiliates as well as potential patients for those affiliates.

On July 1, 2012 the Company signed an affiliate contract with a leading hair transplant clinic with established locations in three major cities in Florida whereby the clinics will use the Biostem process in it treatment of patients. In addition.  one of the clinics will serve as a training facility to train future affiliates that associate with the company.  The Company will receive monthly revenue along with the endorsement of one of the leading clinics in the business. Further the medical doctor of the clinic will serve as the Medical Director of Biostem.

The Company has depleted its cash and required significant additional financing to achieve it business plans and objectives. As a result, the Company entered into a stock purchase agreement with Elco Securities Ltd. (“Elco”), pursuant to which the Company agreed to sell to Elco, and Elco agreed to purchase from the Company, 20,000,000 shares of common stock of the Company for an aggregate purchase price of $5,000,000, which amount is payable in six equal monthly installments. As the market price of the Company’s stock is below the agreed offering price of $0.25 per share, the Company has elected to not pursue the stock purchase agreement until a more favorable market price is realized.

The Company’s ability to effectuate its business plans and objectives are subject to various risks. See “Risk Factors.”

RESULTS OF OPERATIONS

During the three and six months period ended August 31, 2012, the Company had revenues of $120 and $744 with cost of goods sold of $423 for both periods, compared to $5,736 and $93,406 revenues with $5,682 and $54,917 in costs of goods sold for the same periods in 2011. The Company’s 2011 revenues consisted of fees received from its sole medical affiliate for the services it provides to him. Additionally, the Company had general and administrative expenses of $2,114,402 and $2,998,763 for the three and six month period ended August 31, 2012 compared to $$1,298,807 and $1,510,837 for the same periods in 2011. The dramatic increase was due to the issuance of stock for services, totaling $1,675,273 during the period ended August 31, 2012. The shares issued were valued monthly over the vesting period or expensed on date of vesting at the closing price for that date. Net loss for the three and six month period ended August 31, 2012 was $2,121,348 and $3,005,077 compared to a net loss of $1,293,125 and $1,455,920 during the same periods in 2011. The increase in net loss also is the result of the additional cost and expenses incurred for consulting and the ongoing implementation of the Company’s business plan.

LIQUIDITY AND CAPITAL RESOURCES

At the six month period ended August 31, 2012, the Company’s current assets were $1,360 and its current liabilities were $590,578, which resulted in negative working capital of $589,218. Stockholders’ deficit was $6,551,315 for the period ended August 31, 2012, compared to a deficit of $3,546,238 as of February 29, 2012. The Company anticipates that its working capital requirements will continue to increase as it implements its business plans, acquires inventory and equipment, undertakes increased marketing and explores other regenerative healthcare opportunities. While the Company is exploring financing options, there can be no assurances that it will be able to obtain additional financing. The Company’s ability to effectuate its business plans and objectives are subject to various risks. See “Risk Factors.”

Cash Flows from Operating Activities

For the six month period ended August 31, 2012 and 2011, net cash flows used in operating activities were $302,842 in 2012 and $367,236, respectively. The increase is the result of the additional cost and expenses incurred in connection with the ongoing implementation of the Company’s business plan.

Cash Flows from Financing Activities

The Company issued notes to two related parties totaling $285,000 during the six month period ended August 31, 2012.

The Company issued 70,000 shares of common stock for cash with a value of $15,000

 For the six month period ending August 31, 2012, net cash provided by financing activities was $300,000 compared to $126,000 for the same period in 2011.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2012. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

As discussed above, on July 14, 2011, the Company entered into a one-year Consulting Agreement with NVO, LLC, pursuant to which the Company is making certain cash payments to NVO and has issued 12,000,000 shares of restricted common stock to NVO, 3,000,000 of which vested immediately on July 14, 2011 and the balance of which vests in 18 monthly installments of 500,000 commencing on January 14, 2011. The 3,000,000 shares which have vested were measured and recognized as expense during the quarter ending August 31, 2011, resulting in an expense of $750,000. The remaining 9,000,000 shares have been expensed as of August 31, 2012 for a total amount of $1,675,273.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 12, 2012 the Company issued 25,000 shares of common stock for cash with a value of $5,000 at $0.20 per share

On July 14, 2012 the Company issued 50,000 shares of common stock for cash with a value of $10,000 at $0.20 per share.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: MINE SAFETY DISCLOSURE

Not Applicable

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

Biostem U.S. Corporation

Dated: October 19, 2012	By:	/s/ Dwight Brunoehler
Dwight Brunoehler,
Chief Executive Officer

Dated: October 19, 2012	By:	/s/ John Satino
John Satino, Chief Financial Officer