Form 10-Q
period 2012-11-30
BIOSTEM U.S. CORP
filed 2012-12-17
CIK 1455380

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2012.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 333-158560

BIOSTEM U.S. CORPORATION
Exact Name of Company as Specified in Its Charter)

Nevada	80-0324801
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer or Organization Identification No.)

13555 Automobile Road, Suite 110 Clearwater, FL 33762 (727) 446-5000
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

As of December 17, 2012, there were 114, 214,972 shares of Common Stock of the issuer outstanding.

BIOSTEM U.S. CORPORATION.

Form 10-Q

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are forward-looking statements. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Among the factors that could cause actual results to differ materially from the forward-looking statements are the following: the Company’s ability to obtain necessary capital and financing, the Company’s ability to meet anticipated development timelines, the Company’s ability to protect its proprietary technology and knowhow; the Company’s ability to identify and develop a network of qualified medical providers, the Company’s ability to promote the Biostem method, the Company’s ability to successfully consummate future acquisitions and such other risk factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those filed with this Form 10-Q quarterly report. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1: FINANCIAL STATEMENTS

BIOSTEM U.S. CORPORATION
Balance Sheets
(Unaudited)

	November 30,	February 29,
	2012	2012

ASSETS
Current assets
Cash	$148	$4,202
Accounts receivable	4,000	-
Prepaid	-	11,702
Total current assets	4,148	15,904

Total assets	$4,148	$15,904

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expense	$374,008	$79,147
Note payable – related party	375,000	-
Advances-third party	7,164	7,164
Advances – related parties	4,007	4,007
Total current liabilities	760,179	90,318

Stockholders’ deficit
Common stock, par value $0.001
authorized 600,000,000 shares,
issued and outstanding 273,866 and 280,491
as November 30, 2012 and February 29, 2012, respectively	274	281
Additional paid-in capital	6,374,323	3,471,543
Accumulated deficit	(7,130,628)	(3,546,238)
Total stockholders’ deficit	(756,031)	(74,414)

Total liabilities and stockholders’ deficit	$4,148	$15,904

The accompanying notes are an integral part of the unaudited financial statements

BIOSTEM U.S. CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30
	2012	2011	2012		2011
Revenue
Product	$218	$652		$962	$94,058
Royalty	4,000	-		4,000	-
Total revenue	4,218	652		4,962	94,058
Cost of goods sold	-	-		423	38,489
Gross profit	4,218	652		4,539	55,569
Selling, general and
administrative expenses	576,941	260,507		3,575,704	1,771,344

Loss from operations	(572,723)	(259,855)		(3,571,165)	(1,715,775)

Other income(expense)
Interest income	-	24		9	24
Interest expense	(6,590)	-		(13,234)	-
Total other income(expense)	(6,590)	24		(13,225)	24

Net loss	$(579,313)	$(259,831)	$	(3,584,390)	$(1,715,751)

Loss per common share Basic and diluted	$(2.12)	$(3.10)		$(12.88)	$(16.87)

Weighted average number of common shares outstanding	273,635	83,854		278,235	101,590

The accompanying notes are an integral part of the unaudited financial statements

BIOSTEM U.S. CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended November 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,584,390)		$(1,715,751)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation	2,875,273		1,093,938
Changes in operating assets and liabilities:
Accounts receivable	(4,000)		--
Inventory	-		324
Prepaid	11,702		(4,559)
Accounts payable and accrued expense	294,861		95,413

Net cash used in operating activities	(406,554)		(530,635)

Cash flows from financing activities:
Sale of common stock	27,500		246,000
Notes payable – related parties	375,000		-

Net cash provided by financing activities	402,500		246,000

Net increase(decrease)in cash	(4,054)		(284,635)
Cash at beginning of period	4,202		287,126
Cash at end of period	$148		$2,491
Supplemental schedule of cash flow information:
Interest paid	$-	$	---
Income taxes paid	$-	$	---

Noncash investing and financing

Settlement of accounts payable – related party	$-		$(46,899)
Return of assets – related party	$-		$10,500
Common stock returned and cancelled	$(7)		$(144)

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

The Company revenue consists of licensing, royalty and product income.  The Company recognizes licensing income upon the receipt of the funds designated in the licensing agreement over the term of the license period. Royalty income is recognized per the licensing contract over the royalty period, which is reflected as accounts receivable if the payment has not been received per the agreement. Product income is recognized at shipment of the product.

NOTE 2- GOING CONCERN

As shown in the accompanying financial statements, Biostem has an accumulated deficit of $7,130,628 as of November 30, 2012 and incurred a net loss of $3,584,390 for the nine months ended November 30, 2012. Unless the Company becomes profitable and increases stockholders’ equity, these conditions raise substantial doubt as to Biostem’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if Biostem is unable to continue as a going concern. Biostem continues to review its expense structure, reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease as a percentage of revenue resulting in profitability and increased stockholders’ equity.

NOTE 3- RELATED PARTY TRANSACTIONS

On March 20, 2012 the Company issued a note to a related party for $25,000 which was due on July 20, 2012 and bears interest at 8%. This note is in default.

On March 20, 2012 the Company issued a note to a related party for $60,000 which was due on July 20, 2012 and bears interest at 8%.

On April 18, 2012 the Company issued a note to a related party for $100,000 which was due on August 18, 2012 and bears interest at 8%.

On April 13, 2012 the Company issued a note to a related party for $40,000 which was due on August 13, 2012 and bears interest at 8%. This note is in default.

On July 13, 2012 the Company issued a note to a related party for $60,000 which was due on October 13, 2012 and bears interest at 8%. This note is in default.

On July 5, 2012 the holders of the notes as described above agreed to extend their notes up to 90 days from date of maturity. On September 20, 2012 one holder agreed to extend the due date of their notes, the March 20th and April 18th notes, until at which time the Company was profitable. The Company evaluated the modification and determined that is was not substantial and therefore did not qualify for debt extinguishment.
On October 03, 2012 the Company issued a note to a related party for $40,000 which is due on January 03, 2013 and bears interest at 8% per annum

On October 15, 2012 the Company issued a note to a related party for $20,000 which is due on January 15, 2013 and bears interest at 8% per annum.

On October 23, 2012 the Company issued a note to a related party for $5,000 which is due on February 23, 2013 and bears interest at 8%.

On November 14, 2012 the Company issued a note to a related party for $25,000 which is due on March 14, 2013 and bears interest at 8%.

As of November 30, 2012 the total outstanding of notes payable was $375,000 plus accrued interest of $13,234 for a total of $388,234.

NOTE 4- EQUITY

During the nine months November 30, 2012, the Company recognized $1,200,000 in stock compensation expense related to 1,600,000 shares issued to the CEO in the prior year. The shares vest over the term of the agreement, 36 months.

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

On August 21, 2012 the NVO agreement was amended to completely vest the remaining 5,250,000 of 12 million shares of common stock with a value of $1,005,900 at $0.1916 per share. As of November 30, 2012, all 12 million shares have been vested and for the nine months ended November 30, 2012, the Company recognized $1,675,273 as stock compensation expense pursuant to the agreement.

On July 12, 2012 the Company issued 25,000 shares of common stock for cash with a value of $5,000 at $0.20 per share.

On July 14, 2012 the Company issued 50,000 shares of common stock for cash with a value of $10,000 at $0.20 per share.

On August 31, 2012, the CFO, John Satino, and the Company cancelled 7,200,000 million shares issued in prior years.

On October 12, 2012 the Company issued 500,000 shares of common stock to one individual for $12,500 in cash at $0.0125 per share.

On October 24, 2012, the Company affected a reverse stock split of 1 for 1000 of the issued and outstanding common stock.  All common shares amounts have been retroactively adjusted for all periods presented. As a result the issued and outstanding stock as of November 30, 2012 is 273,866.

On November 12, 2012, the Company amended its articles of incorporation to increase the Company’s common stock authorized to 600,000,000 with a par value of $0.001.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On May 8, 2012 the Company signed a consulting agreement with an investor relations firm.  The Company paid the firm $5,000 on May 21, 2012 and was committed to pay $5,000 on June 21, 2012 and $5,000 on July 21, 2012 plus any additional expenses approved by the Company. As of November 30, 2012 the outstanding balance due was $5,000.

On May 23, 2012  The Company entered into a stock purchase agreement with Elco Securities Ltd. (“Elco”), pursuant to which the Company agreed to sell to Elco, and Elco agreed to purchase from the Company, 20,000,000 shares of common stock of the Company for an aggregate purchase price of $5,000,000, which amount is payable in nine equal monthly installments. The stock purchase agreement provides that the closing of the forgoing transaction will occur on July 1, 2012 or at such other time as the parties may agree. As of November 30, 2012 none of the shares have been purchased and the agreement was cancelled.

On July 1, 2012 the Company signed an affiliate contract with three clinics where the clinics will use the Company’s process in their treatment.  The Clinic doctor will also serve as the Medical Director for Biostem and one of the facilities will be the training center for future Biostem affiliates.

NOTE 6 – SUBSEQUENT EVENT

On December 7, 2012 the Company issued 113, 958,872 shares of common stock to various shareholders of which 105,000,000 were issued to related parties for the settlement and full release of various alleged claims.

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

In addition to expanding and improving its hair regrowth protocols and procedures, the Company also currently is working on (a) studying, exploring and pursuing other regenerative medicine opportunities, (b) enhancing the Biostem method by introducing novel techniques that will improve its effectiveness and allow the Company to protect its intellectual property through trademark and patent registrations and (c) negotiating the potential acquisition of a non-U.S. healthcare company in the stem cell sciences business. If the Company is successful with the forgoing objectives, the changes to its current products and services could be significant since not only will it have improved its existing products and services, but broadened its product and service offering.

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

In May 2012 the Company signed an agreement with an investor relations service. The service will be instrumental in communicating with investors about the Company and its achievements.  The Company feels the service will be beneficial to both the Company and its investors helping the public to better understand the nature and scope of the Company’s procedures and the market for its procedures.

The Company has engaged a leading marketing and advertising agency to develop and assist in the execution of the communications program for marketing the Company’s process. The agency will develop the plan, create the media and implement it as it is approve by the Company. The plan will target major cities to seek medical affiliates as well as potential patients for those affiliates.

On July 1, 2012 the Company signed an affiliate contract with a leading hair transplant clinic with established locations in three major cities in Florida whereby the clinics will use the Biostem process in it treatment of patients. In addition, one of the clinics will serve as a training facility to train future affiliates that associate with the Company.  The Company will receive monthly revenue along with the endorsement of one of the leading clinics in the business. Further the medical doctor of the clinic will serve as the Medical Director of Biostem.

The Company has depleted its cash and required significant additional financing to achieve it business plans and objectives. As a result, the Company entered into a stock purchase agreement with Elco Securities Ltd. (“Elco”), pursuant to which the Company agreed to sell to Elco, and Elco agreed to purchase from the Company, 20,000,000 shares of common stock of the Company for an aggregate purchase price of $5,000,000, which amount is payable in nine equal monthly installments. As the market price of the Company’s stock is below the agreed offering price of $0.25 per share, the Company has elected cancel the agreement.

The Company’s ability to effectuate its business plans and objectives are subject to various risks. See “Risk Factors.”

RESULTS OF OPERATIONS

During the three and nine months period ended November 30, 2012, the Company had revenues of $4,218 and $4,962 with cost of goods sold of zero and $423 for the three and nine months periods, compared to $652 and $94,058 revenues with zero and $38,489 in costs of goods sold for the same periods in 2011. The Company’s 2011 revenues consisted of fees received from its sole medical affiliate for the services it provides to him while in 2012 fees included royalty fees from a licensed operator. Additionally, the Company had general and administrative expenses of $576,941 and $3,575,704 for the three and nine month period ended November 30, 2012 compared to $$260,507 and $1,771,344 for the same periods in 2011. The dramatic increase was due to the issuance and vesting of stock for services, totaling $2,875,273 during the period ended November 30, 2012. The shares issued were valued monthly over the vesting period or expensed on date of vesting at the closing price for that date. Net loss for the three and nine month period ended November 30, 2012 was $579,313 and $3,584,390 compared to a net loss of $259,831 and $1,715,751 during the same periods in 2011. The increase in net loss also is the result of the additional cost and expenses incurred for consulting and the ongoing implementation of the Company’s business plan.

LIQUIDITY AND CAPITAL RESOURCES

At the nine month period ended November 30, 2012, the Company’s current assets were $4,148 and its current liabilities were $760,179, which resulted in negative working capital of $756,031. The accumulated deficit was $7,130,628 as of November 30, 2012, compared to a deficit of $3,546,238 as of February 29, 2012. The Company anticipates that its working capital requirements will continue to increase as it implements its business plans, acquires inventory and equipment, undertakes increased marketing and explores other regenerative healthcare opportunities. While the Company is exploring financing options, there can be no assurances that it will be able to obtain additional financing. The Company’s ability to effectuate its business plans and objectives are subject to various risks. See “Risk Factors.”

Cash Flows from Operating Activities

For the nine month period ended November 30, 2012 and 2011, net cash flows used in operating activities were $406,554 in 2012 and $530,635, respectively. The decrease is the result of the lower cash cost and expenses incurred in connection with the ongoing implementation of the Company’s business plan.

Cash Flows from Financing Activities

The Company issued notes to two related parties totaling $375,000 during the nine month period ended November 30, 2012.

The Company issued 570,000 shares of common stock for cash with a value of $27,500.

 For the nine month period ending November 30, 2012, net cash provided by financing activities was $402,500 compared to $246,000 for the same period in 2011.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2012. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has incurred losses since inception and has depleted its cash reserves. Additionally, the Company recently has suspended some marketing efforts, which saves cash but also is expected to materially negatively impact its revenues. The Company will require significant funds to develop and implement its business plans.

While the Company is exploring financing options, it recently terminated its agreement with Elco and there can be no assurance that the Company will be able to raise any capital or borrow additional funds. All these facts raise significant doubts about the Company’s ability to continue as a going concern.

The Company has issued shares to a consultant which could have a material negative impact on its income from continuing operations.

As discussed above, on July 14, 2011, the Company entered into a one-year Consulting Agreement with NVO, LLC, pursuant to which the Company is making certain cash payments to NVO and has issued 12,000,000 shares of restricted common stock to NVO, 3,000,000 of which vested immediately on July 14, 2011 and the balance of which vests in 18 monthly installments of 500,000 commencing on January 14, 2011. The 3,000,000 shares which have vested were measured and recognized as expense during the quarter ending August 31, 2011, resulting in an expense of $750,000. The remaining 9,000,000 shares have been expensed as of November 30, 2012 for a total amount of $1,675,273.

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

Dwight C. Brunoehler, our CEO, is actively engaged in growing and managing our business. The loss of Mr. Brunoehler could adversely and materially impact the Company.

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

On October 12, 2012 the Company issued 500,000 shares of common stock to one individual for $12,500 in cash at $0.0125 per share.

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

Biostem U.S. Corporation

Dated: December 17, 2012	By:	/s/ Dwight Brunoehler
Dwight Brunoehler,
Chief Executive Officer

Dated December 17, 2012	By:	/s/ John Satino
John Satino, Chief Financial Officer